Form 10QSB
period 2007-03-31
SLM Holdings, Inc.
filed 2007-06-22
CIK 1304559

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-QSB

                                -----------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended MARCH 31, 2007

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to ________

                        COMMISSION FILE NUMBER: 021-46872

                               SLM HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                              42-155574
--------------------------------------------------------------------------------
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)

       100 EAST JEFRYN BLVD., SUITE K
               DEER PARK, NY                              11729
--------------------------------------------------------------------------------
  (Address of principal executive offices)             (Zip Code)

                                 (866) 756-5323
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of June 1, 2007, the issuer had 45,527,083 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes[x] No [ ]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SLM Holdings, Inc. and Subsidiary
                       CONSOLIDATED BALANCE SHEETS

                                                      Unaudited
                                                       March 31,   December 31,
                                                         2007          2006
                                                     ------------  ------------

                                  ASSETS

CURRENT ASSETS
   Cash and Cash Equivalents                         $     41,410        40,228
   Accounts Receivable                                     40,321        25,124
   Prepaid Expenses and Other Current Assets               30,247        45,445
                                                     ------------  ------------

       Total Current Assets                               111,978       110,797

PROPERTY AND EQUIPMENT, NET                                84,737       107,049

OTHER ASSETS
   Security Deposits                                        5,674         5,674
                                                     ------------  ------------

TOTAL ASSETS                                         $    202,389  $    223,520
                                                     ============  ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses             $    318,243  $    276,084
   Deferred Compensation                                  250,105       202,605
   Equipment Loans Payable                                 10,098        10,098
   Notes Payable - Related Parties                        105,000       105,000
   Convertible Notes Payable - Net of Discount            390,000     1,645,000
                                                     ------------  ------------

       Total Current Liabilities                        1,073,446     2,238,787
                                                     ------------  ------------

LONG-TERM LIABILITIES
   Note Payable - Venture Fund                            400,000       400,000
   Equipment Loans Payable, net of current portion         40,672        43,158
                                                     ------------  ------------

       Total Long-Term Liabilities                        440,672       443,158
                                                     ------------  ------------

       Total Liabilities                                1,514,118     2,681,945
                                                     ------------  ------------

STOCKHOLDERS' DEFICIENCY
   Preferred Stock - $.0001 par value, 10,000,000
     Shares Authorized, None Issued and Oustanding
     at March 31, 2007 and 2006                                --            --
   Common Stock - $.0001 par value, 100,000,000
     Shares Authorized, 45,527,083 and 30,781,050
     Shares Issued and Outstanding at March 31, 2007
     and 2006, respectively                                 4,553         3,698
   Additional Paid-In Capital                          12,427,085     9,813,252
   Accumulated Deficit                                (13,743,367)  (12,275,375)
                                                     ------------  ------------

        Total Stockholders' Deficiency                 (1,311,729)   (2,458,425)
                                                     ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY       $    202,389  $    223,520
                                                     ============  ============


See notes to consolidated financial statements.

                        SLM Holdings, Inc. and Subsidiary
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                      For the Three Months Ended March 31,

                                                         2007          2006
                                                     ------------  ------------

Revenues                                             $     51,586  $    102,833
                                                     ------------  ------------

Operating Costs and Expenses
  Marketing and Advertising                                19,255        30,638
  Consulting Fees                                          24,167        34,395
  Consulting Fees - Related Party                          28,500            --
  Rent                                                      4,945        34,131
  Professional Fees                                        59,114        19,328
  Travel and Entertainment                                  5,837        32,740
  Office                                                    7,107        11,003
  Other General and Administrative Expenses,
    including $209,566 and $8,000 of Stock-Based
    Compensation in 2007 and 2006, respectively           315,651       248,729
  Depreciation and Amortization                            22,313        22,313
                                                     ------------  ------------

      Total Opertaing Expenses                            486,889       433,277
                                                     ------------  ------------

      Loss from Operations                               (435,303)     (330,444)

Interest Expense, Net                                   1,032,689       929,006
                                                     ------------  ------------

       Net Loss                                      $ (1,467,992) $ (1,259,450)
                                                     ============  ============

Net Loss per common share:
  Basic and diluted                                  $      (0.04) $      (0.04)
                                                     ============  ============

Weighted average number of shares outstanding          40,075,717    30,456,131
                                                     ============  ============


See notes to consolidated financial statements.

                        SLM Holdings, Inc. and Subsidiary
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY - UNAUDITED
               For the Three Months Ended March 31, 2007 and 2006

                                                        Common Stock           Additional
                                                ---------------------------     Paid-in      Accumulated
                                                   Shares         Amount        Capital        Deficit          Total
                                                ------------   ------------   ------------   ------------    ------------
Balance at January 1, 2006                        29,604,800   $      2,960   $  7,401,834   $ (8,723,069)   $ (1,318,275)

Issuance of Common Stock                             137,500             14         54,986                         55,000

Issuance of Common Stock in connection
  with Services                                       20,000              2          7,998                          8,000

Granting of Warrants and Value of
  Beneficial Conversion Feature in
  Connection with Note Payable - Venture Fund                                      897,101                        897,101

Conversion of Bridge Loan Financing
  and Related Accrued Interest                     1,018,750            102        299,898                        300,000


Net Loss                                                                                       (1,259,450)     (1,259,450)
                                                ------------   ------------   ------------   ------------    ------------

Balance at March 31, 2006                         30,781,050          3,078      8,661,817     (9,982,519)     (1,317,624)
                                                ============   ============   ============   ============    ============

Balance at January 1, 2007                        36,981,050   $      3,698   $  9,813,252   $(12,275,375)   $ (2,458,425)

Issuance of Common Stock                              62,500              6         12,494                         12,500

Conversion of Bridge Loan Financing
  and Related Accrued Interest                     4,920,078            492      1,432,814                      1,433,306

Issuance of Common Stock in connection
  with Conversion                                  2,214,539            221        885,594                        885,816

Issuance of Common Stock in connection
  with Financing                                     150,000             15         59,985                         60,000

Issuance of Common Stock in connection
  with Exercise of Warrants                          675,000             68         13,433                         13,500

Issuance of Common Stock in connection
  with Services                                      523,916             52        209,514                        209,566

Net Loss                                                                                       (1,467,992)     (1,467,992)
                                                ------------   ------------   ------------   ------------    ------------

Balance at March 31, 2007                         45,527,083   $      4,553   $ 12,427,085   $(13,743,367)   $ (1,311,729)
                                                ============   ============   ============   ============    ============


See notes to consolidated financial statements.

                  SLM Holdings, Inc. and Subsidiary
          CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                For the Three Months Ended March 31,

                                                          2007         2006
                                                     ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                           $ (1,467,992) $ (1,259,450)
Adjustments to Reconcile Net Loss to
  Net Cash Used In Operating Activities:
    Depreciation and Amortization                          22,313        22,313
    Accretion on Discount and Beneficial
     Conversion Value on Convertible Notes Payable             --       897,101
    Issuance of Stock Based Compensation                  209,566         8,000
    Issuance of Common Stock for Interest                 985,814            --
  Changes in assets and liabilities:
    Accounts Receivable                                   (15,172)      (45,026)
    Prepaid Expenses                                       12,419         2,916
    Employee Advances                                       2,754         5,727
    Security Deposits                                          --        (2,199)
    Accounts Payable and Accrued Expenses                 130,464        40,401
    Deferred Compensation                                  47,500        27,010
                                                     ------------  ------------

Net Cash Used In Operating Activities                     (72,334)     (303,207)
                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for Purchases of Property and
     Equipment and Software Development Costs                  --        (7,388)
                                                     ------------  ------------

Net Cash Used In Investing Activities                          --        (7,388)
                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Common Stock,
     Net of Costs                                          12,500        55,000
    Proceeds from Issuance of Common Stock for
     Exercise of Warrant                                   13,500            --
    Payments to Equipment Loan Payable                     (2,485)         (666)
    Proceeds from Convertible Notes                        50,000       230,000
    Payments to Convertible Notes                              --       (30,000)
    Proceeds from Related Parties                              --        55,000
                                                     ------------  ------------

Net Cash Provided By Financing Activities                  73,515       309,334
                                                     ------------  ------------

Increase (Decrease) in Cash and Cash Equivalents            1,181        (1,261)
Cash and Cash Equivalents - Beginning of Year              40,229         3,279
                                                     ------------  ------------

CASH AND CASH EQUIVALENTS - END OF YEAR              $     41,410  $      2,018
                                                     ============  ============

Schedule of Non-Cash Financing Activities:
  Issuance of Common Stock in connection with
    Conversion of Convertible Notes and
    Related Interest                                 $  1,393,309  $    300,000


See notes to consolidated financial statements.

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006

NOTE 1 - NATURE OF THE BUSINESS
-------------------------------

Sales Lead Management, Inc. ("SLM") was incorporated as a New York corporation on May 10, 2001 ("Inception"). SLM has developed software tools and data files which are provided via an application service provider ("ASP") model to a variety of sales professionals throughout the country. SLM's technology allows the users to access The Broker's e-Vantage ("TBEV") system, a prospect management and lead fulfillment solution for financial professionals. SLM has devoted substantially all its efforts to research and product development and raising capital.

NOTE 2 - GOING CONCERN
----------------------

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history and has incurred losses from operations since its inception. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters include continued development and marketing of its products as well as seeking additional financing arrangements. Although, management continues to pursue these plans, there is no assurance the Company will be successful in obtaining sufficient fees from its products or financing on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Principles of Consolidation
---------------------------

The consolidated Financial Statements include the accounts of SLM Holdings, Inc., the parent company, and its wholly-owned subsidiary, Sales Lead Management, Inc., after elimination of all material intercompany accounts, transactions, and profits.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable
-------------------

Management must make estimates of the uncollectibility of accounts receivable. Management specifically analyzes accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. An allowance for doubtful accounts is not provided since, in the opinion of management all accounts receivable recorded on the books are deemed collectible.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of the Company's financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable and other accrued expenses approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximates fair value.

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Use of Estimates
----------------

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets. The estimated useful life is three years for computer equipment and five years for office equipment. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repairs and maintenance costs are expensed as incurred.

Software Costs
--------------

The Company capitalizes software development costs from the point in time where technological feasibility has been established until the computer software product is available to be sold. The Company performs periodic reviews to ensure that unamortized software costs remain recoverable from future revenue. The Company is amortizing these software development costs over estimated life of two years.

Impairment of Long-Lived Assets
-------------------------------

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets as determined by estimated discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company has not recorded any impairment losses since its inception.

Research and Development
------------------------

Research and development costs are charged to expense as incurred. Research and development costs amounted to $0 and $0 for the three months ended March 31, 2007 and 2006, respectively.

Revenue Recognition
-------------------

Revenues from its software tools and data services are recognized ratably as earned over the term of the subscriptions. The Company invoices and is paid on a monthly basis for access to its proprietary software and database.

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Recent Accounting Pronouncements
--------------------------------

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB No. 133 and 140. The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity's first fiscal year beginning after September 15, 2006. We believe that the adoption of this standard on January 1, 2007 will not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides a guidance on de-recognition, classification interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the impact this interpretation will have on our consolidated financial statements. For our Company, this interpretation will be effective beginning January 1, 2007.

In September 2006, the SEC ("SEC") issued Staff Accounting Bulletin No. 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", which provides interpretive guidance on how registrants should quantify financial statement misstatements. Under SAB 108 registrants are required to consider both a "rollover" method which focuses primarily on the income statement impact of misstatements and the "iron curtain" method which focuses primarily on the balance sheet impact of misstatements. The transition provisions of SAB 108 permit a registrant to adjust retained earnings for the cumulative effect of immaterial errors relating to prior years. We were required to adopt SAB 108 in our current fiscal year.

Loss Per Common Share
---------------------

Basic loss per share is computed as net loss available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt. As of March 31, 2007 and 2006, 12,324,903 and 14,914,091, respectively, of options, warrants and convertible debt were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

Advertising Costs
-----------------

Advertising costs are expensed as incurred. Advertising costs amounted to $1,892 and $50 for the three months ended March 31, 2007 and 2006, respectively.

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Income Taxes
------------

The Company uses the liability method to account for income taxes. The primary objectives of accounting for income taxes are to (a) recognize the amount of income tax payable for the current year and (b) recognize the amount of deferred tax liability or asset based on management's assessment of the tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

At December 31, 2006, the Company had net operating loss carryforwards of approximately $4,900,000, which expires through 2026. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Based on this and the fact that the Company has generated operating losses through March 31, 2007, the deferred tax asset of approximately $1,600,000 has been offset by a valuation allowance of $1,600,000.

Accounting For Stock-Based Compensation
---------------------------------------

The Company consummated various transactions where it paid the consideration primarily in options or warrants to purchase its common stock. These transactions include financing transactions and providing incentives to attract, retain and motivate employees, officers and directors.

When options or warrants to purchase the Company's common stock are used as incentives for employees, officers or directors, the Company now uses the fair value method required by SFAS No. 123R. The accompanying financial statements reflect the adoption of this pronouncement as of the beginning of fiscal 2006, as required. Prior to the adoption of SFAS No. 123R, the Company disclosed the pro forma effects in accordance with SFAS No.123.

The fair value of options or warrants to purchase the Company's common stock is now exclusively determined using the Black-Scholes valuation method, a method widely accepted as providing the fair market value of an option or warrant to purchase stock at a fixed price for a specified period of time. Black-Scholes uses five variables to determine market value as follows:

    o exercise price (the price to be paid for a share in the Company's common stock);

    o price of the Company's common stock on the day the options or warrants are granted;

    o the expected number of days that the options or warrants will be held before they are exercised, based on the average of their vesting and contractual periods;

    o trading volatility of the Company's common stock, based on historical prices for a retrospective period equal to the expected holding period together with certain other factors as applicable; and

    o the annual risk free interest rate on the day the option or warrant is granted for the expected holding period.

The determination of expected volatility requires management to make certain estimates and the actual volatility may vary significantly from that estimate. Accordingly, the determination of the resulting expense is based on a management estimate.

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Accounting For Stock-Based Compensation (continued)
---------------------------------------------------

The following table illustrates the effect on net (loss) attributable to common stockholders and net (loss) per share if the Company had applied the fair value recognition provision of SFAS 123 "Accounting for Stock-Based Compensation," to stock based employee compensation.

                                                       Three Months Ended
                                                 ------------------------------
                                                 March 31, 2007  March 31, 2006
                                                 --------------  --------------

Net loss as reported                             $   (1,467,992) $   (1,259,450)

Add:    Intrinsic value of the options issued to
        employees and charged to operations                   0               0

Deduct: Total stock-based employee compensation
        expense determined under fair value-based
        method for all awards, net of related
        tax effect                                           (0)             (0)
                                                 --------------  --------------

        Pro forma net loss                       $   (1,467,992) $   (1,259,450)
                                                 ==============  ==============

Basic and diluted net loss per share as reported          $(.04)          $(.04)
                                                 ==============  ==============
Basic and diluted pro forma net loss per share            $(.04)          $(.04)
                                                 ==============  ==============

The fair value of options at date of grant in 2007 and 2006 was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                                      2007            2006
                                                 --------------  --------------
Expected life (years)                                   5              5
Risk free interest rate                               4.54%           4.82%
Volatility                                              0               0
Dividends                                               0               0

The weighted average fair value of each option at date of grant using the Black-Scholes fair value based method during 2007 and 2006 was estimated at $.07 and $.06, respectively.

The following table represents our stock options granted, exercised, and forfeited during the three months ended March 31, 2007.

                                Weighted Average  Weighted Average   Aggregate
                     Number      Exercise Price       Remaining      Intrinsic
 Stock Options     of Options      Per Option     Contractual Term     Value
---------------  --------------  ---------------  ----------------  ------------

Outstanding at
January 1, 2007     4,685,000          .33               3.8            $ --
   Granted            220,000          .40              10.0              --
   Exercised                0          .00               0.0              --
    Expired                 0          .00               0.0              --
---------------  --------------  ---------------  ----------------  ------------
Outstanding at
March 31, 2007      4,905,000          .33               7.3          $180,500
===============  ==============  ===============  ================  ============

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following at March 31:

                                                          2007          2006
                                                      ------------  ------------

Computer Equipment                                    $    370,661  $    360,126
Furniture and Fixtures                                       2,000         5,685
                                                      ------------  ------------
                                                           372,661       365,811
Less: accumulated depreciation                             287,924       195,549
                                                      ------------  ------------

Property and Equipment, Net                           $     84,737  $    170,262
                                                      ============  ============

Depreciation expense relating to fixed assets (other than software costs) was $22,313 and $22,313 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 5 - EQUIPMENT LOAN PAYABLE
-------------------------------

The Company has financed equipment purchased with a financing company. Future minimum payments at March 31, 2007 are as follows:

                           2007                $      7,612
                           2008                      11,910
                           2009                      14,084
                           2010                      17,164
                                               ------------

                                               $     50,770
                                               ============

NOTE 6 - CONVERTIBLE NOTES PAYABLE
----------------------------------

In June 2005, the Company issued certain convertible promissory notes (the "Notes") in the aggregate principal amount of $275,000 and a two year warrant to purchase 275,000 shares of common stock at $2.50 per share to certain accredited investors under the terms of a Bridge Loan. The Notes bear interest at the annual rate of 10% and have a maturity of one year from the date of issuance. The notes and related interest are convertible at any time prior to maturity at the option of the holder at the rate of one share of common stock for each $.40 of principal and accrued interest. In March 2006, all of the investors opted to convert all principle and interest into the Company's common stock.

In 2006, the Company issued certain convertible promissory notes (the "Notes") in the aggregate principal amount of $556,000 and a two year warrant to purchase 310,000 shares of common stock at $2.50 per share, 221,000 shares of common stock at $.50 and 25,000 shares of common stock at $.40 to certain accredited investors under the terms of the notes. The Notes bear interest at the annual rate of 10% and have a maturity of one year from the date of issuance. The notes and related interest are convertible at any time prior to maturity at the option of the holder at the rate of one share of common stock for each $.40 of principal and accrued interest. In March 2007, all of the investors opted to convert all principle and interest into the Company's common stock.

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006


NOTE 6 - CONVERTIBLE NOTES PAYABLE (CONTINUED)
----------------------------------------------

On February 5, 2005, the Company issued a convertible promissory note to one of the Company's investors in the aggregate principal amount of $250,000. The note bears interest at the annual rate of 10% and had a maturity of April 2, 2005 (the "Maturity Date"). The notes and related interest were convertible at any time prior to maturity at the option of the holder at the rate of one share of common stock for each $1.00 of principal and accrued interest. On the Maturity Date, the holder was entitled to receive fifty thousand shares of the Company's common stock. The Company had an option to extend the Maturity Date of this Note for an additional 60 days to June 2, 2005 (the "Extended Maturity Date"). The Company exercised their option to extend and continued to accrue interest during the period between the Maturity Date and the Extended Maturity Date and as a provision to extend the note, the Holder was entitled to receive an additional fifty thousand shares of the Company's common stock.

In December 2005, the Company reached a settlement with the investor holding the above loan, under the terms of the settlement the investor will waive any penalties through June 2006 and completely eliminate any penalty clause upon issuance of a symbol and posted bid on the Company's stock on any U.S. exchange. In exchange for his cooperation, the investor received 1,000,000 shares and a conversion right on the existing debt at .33 cents per share.

On April 5, 2005, the Company issued a convertible promissory note to one of the Company's investors in the aggregate principal amount of $50,000. The note bears interest at the annual rate of 10% and had a maturity of May 5, 2005 (the "Maturity Date"). The note and related interest were convertible at any time prior to maturity at the option of the holder at the rate of one share of common stock for each $1.00 of principal and accrued interest. On the Maturity Date, the holder was entitled to receive fifty thousand shares of the Company's common stock. The Company had an option to extend the Maturity Date of this Note for an additional 30 days to June 5, 2005 (the "Extended Maturity Date"). The Company exercised its option to extend and continued to accrue interest during the period between the Maturity Date and the Extended Maturity Date and as a provision to extend the note, the Holder was entitled to receive an additional twenty five thousand shares of the Company's common stock. This note was repaid in November 2006.

On April 18, 2005, the Company issued a convertible promissory note to one of the Company's investors in the aggregate principal amount of $100,000. The note bears interest at the annual rate of 10% and had a maturity of July 18, 2005 (the "Maturity Date"). The notes and related interest were convertible at any time prior to maturity at the option of the holder at the rate of five shares of common stock for each $1.00 of principal and accrued interest. The Company had an option to extend the Maturity Date of this Note for an additional 90 days to October 18, 2005 (the "Extended Maturity Date"). On October 18, 2005, the Company exercised its option to extend the Maturity Date for an additional 90 days to January 18, 2006. On January 18, 2006, the investor opted to convert all principal and interest into the Company's common stock.

On January 26, 2006, the Company issued a convertible promissory note to one of the Company's investors in the aggregate principal amount of $25,000. The note bears interest at the annual rate of 10% and had a maturity of March 26, 2006 (the "Maturity Date"). The notes and related interest were convertible at any time prior to maturity at the option of the holder at the rate of five shares of common stock for each $.40 of principal and accrued interest. The Company had an option to extend the Maturity Date of this Note for an additional seven months to October 31, 2006 (the "Extended Maturity Date"). On October 20, 2006, the Company repaid this note.

On October 16, 2006, the Company issued a convertible promissory note to one of the Company's investors in the aggregate principal amount of $50,000. The note bears interest at the annual rate of 10% and has a maturity of October 12, 2008 (the "Maturity Date"). The notes and related interest were convertible at any time prior to maturity at the option of the holder at the rate of five shares of common stock for each $.40 of principal and accrued interest. In March 2007, the investors opted to convert all principle and interest into the Company's common stock.

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006


NOTE 6 - CONVERTIBLE NOTES PAYABLE (CONTINUED)
----------------------------------------------

On November 10, 2005, the Company entered into a Loan Agreement (the "Loan Agreement") with one of the Company's investors. The Loan Agreement provides for no less than $50,000 to be made available on the 10th of each month beginning November 10, 2005 and ending April 10, 2006 for a total facility of $300,000. Borrowings bear interest at the rate of 10% on the outstanding balance. The maximum amount that may be outstanding under the Loan Agreement is $300,000 through November 10, 2006 (the Maturity Date), when all principal and accrued interest become due. The balance of principal and interest automatically converted into a note issued by the Company each month. Under the terms of the Loan Agreement, at any time prior to the Maturity Date, at the option of the investor, any or all of the unpaid principal and interest may be converted into common stock, par value $.0001 of the Company at the rate of 2 shares for every $1 of principal or interest. Furthermore, the investor received 200,000 shares of the Company's common stock upon executing the agreement. In March 2007, the investors opted to convert all principle and interest into the Company's common stock.

On October 19, 2006, the Company entered into a Loan Agreement (the "Loan Agreement") with one of the Company's investors. The Loan Agreement provides for a total facility of $500,000. Borrowings will bear interest at the rate of 10% on the outstanding balance. Under the terms of the Loan Agreement, at any time prior to the Maturity Date, at the option of the investor, any or all of the unpaid principal and interest may be converted into common stock, par value $.0001 of the Company at the rate of 1 share for every $.20 of principal or interest. Furthermore, the investor received 1,000,000 shares of the Company's common stock upon executing the agreement. Currently the outstanding balance of the loan is $500,000, with a maturity date of April 2007. The Company recorded $500,000 of interest expense for the year ended December 31, 2006 for the beneficial conversion value of the note. The beneficial conversion value represents the difference between the fair value of the common stock on the date of debenture was sold and the price at which the debt could be converted into common stock. In March 2007, the investors opted to convert all principle and interest into the Company's common stock.

On January 17, 2007, the Company issued a convertible promissory note to one of the Company's investors in the aggregate principal amount of $50,000. The note bears interest at the annual rate of 10% and has a maturity of July 17, 2007 (the "Maturity Date"). The notes and related interest are convertible at any time prior to maturity at the option of the holder at the rate of five shares of common stock for each $.20 of principal and accrued interest.

NOTE 7 - NOTE PAYABLE - VENTURE FUND
------------------------------------

On April 11, 2006, the Company entered into an agreement with Aegis NY Venture Fund, LP. (the "Lender") to borrow $500,000 for research and development costs for enhancing software and Web-enabled systems, expansion of sales force and the associated administrative personnel and for payment of suppliers for goods and services ordered after the closing. Interest only is due on the loan and payable in 24 consecutive monthly installments at the rate of 10.5% for the first quarter, increasing by .75% for each quarter thereafter. The principal is due in full on the second anniversary of the loan date. The Company may make payments on the principal and prepay the loan without penalty at any time. To induce the Lender, the Company issued a five year warrant to purchase 6.5% of the fully diluted equity of the Company for a purchase price of $390,000. The Lender reserves the right to require the Company to redeem any shares purchased by the Lender at any time after the fifth anniversary of the initial funding at the fair market value. The Company recorded $935,335 of interest expense for the year ended December 31, 2006 for the beneficial conversion value of the note. The beneficial conversion value represents the difference between the fair value of the common stock on the date of debenture was sold and the price at which the debt could be converted into common stock.

The Company must maintain its headquarters in the state of New York and at least 80% of its employees must be employed in the state of New York. At March 31, 2007, the outstanding balance of this loan was $400,000.

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006


NOTE 7 - NOTE PAYABLE - VENTURE FUND (CONTINUED)
------------------------------------------------

The agreement stipulates that no proceeds of this loan are to be used to repay any existing debts owed to the Company's principals or affiliates. Any future borrowings require the prior written consent of the Lender and will be used to prepay the outstanding balance of the loan after the first $150,000 of future borrowings repays the existing $300,000 loan. The Company may also use an additional $150,000 of future borrowings to fund its operations as long as it meets its quarterly projections. All transfers of equity interests require the prior consent of the Lender. The Company may not make any distributions to employees or its affiliates while the loan is outstanding with the exception of salary payments and to reimburse its employees for reasonable business expenses.

The above loan is secured by a first priority interest in all assets of the Company and its subsidiaries and is personally guaranteed by two of the officers.

NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------

Related Party Loan No. 1
------------------------

On June 1, 2005, the Company issued a convertible promissory note to the wife of an officer of the Company, in the aggregate principal amount of $60,000. The note bears interest at the annual rate of 10% and had a maturity of June 1, 2006 (the "Maturity Date"). The notes and related interest were convertible at any time prior to maturity at the option of the holder at the rate of one share of common stock for each $.40 of principal and accrued interest.

On September 15, 2005, the Company replaced this note with a promissory note in the aggregate principal amount of $85,000. The note bears interest at the annual rate of 10% and has a maturity of December 31, 2006 (the "Maturity Date"). The accrued interest is payable on the maturity date. The note is non-negotiable and may not be sold, transferred, pledged, assigned or hypothecated without the prior written consent of the Company. In the first quarter of 2006, the related party lent the Company an additional $20,000. The outstanding balance as of March 31, 2007 was $105,000.

Related Party Loan No. 2
------------------------

On September 15, 2005, the Company issued a promissory note to the mother of an officer of the Company, in the aggregate principal amount of $85,000. The note bears interest at the annual rate of 10% and had a maturity of December 31, 2005 (the "Maturity Date"). The accrued interest is payable on the maturity date. The note is non-negotiable and may not be sold, transferred, pledged, assigned or hypothecated without the prior written consent of the Company. This note was extended to December 31, 2006. In the first quarter of 2006, the related party lent the Company an additional $15,000.

On November 15, 2006, the Company made arrangements with the related investor to exercise his 5,000,000 options at $.02 which totals $100,000. This exchange settled the outstanding loan to him.

Consulting Fees
---------------

For the year ended March 31, 2006, the Company paid consulting fees to its current Chief Executive Officer amounting to $5,500.

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006


NOTE 9 - STOCKHOLDERS' DEFICIENCY
---------------------------------

Warrants
--------

The following table summarizes the Company's activity as it relates to its warrants for the three months ended March 31, 2007:
                                                               Weighted Average
                                                 Shares         Exercise Price
                                              ------------     ----------------

Balance outstanding at January 1, 2007           6,589,369           $.35
        Exercised                                  675,000           $.02
                                              ------------

Balance outstanding at March 31, 2007            5,914,369
                                              ============


The following is additional information with respect to the Company's warrants as of March 31, 2007.

                                 Weighted Average                    Weighted
   Range of           Number    Remaining Years of     Number        Average
   Exercise        Outstanding   Contractual Life   Exercisable   Exercise Price
---------------    -----------  -----------------   -----------   --------------

 $0.00 - $.02         225,000          1.00            225,000         $.02
  .02 - .20         4,818,369          4.00          4,818,369          .15
  .40 - .50           286,000          5.00            286,000          .48
    2.50              585,000          2.00            585,000         2.50
---------------    -----------  -----------------   -----------   --------------

 $0.00 - 2.50       5,914,369          3.00          5,914,369         $.35
===============    ===========  =================   ===========   ==============

NOTE 10 - STOCK OPTION PLAN
---------------------------

In 2002, the Company adopted the 2002 Plan which permits the grant of both incentive stock options designed to qualify under the Internal Revenue Code
Section 422 and non-qualified stock options. Incentive Stock options may only be granted to employees of the Company, whereas non-qualified stock options may be granted to consultants and advisors. A total of 30,810,000 shares have been reserved for issuance under the Plan. The Board of Directors determines the exercise price of the options. The Board of Directors may impose such vesting as it sees fit at the time of the grant and expire ten years from the date of the grant.

NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Office Lease
------------

As of March 31, 2007, the Company had entered into one lease agreement for its administrative office. The lease for the administrative office expires August 31, 2007 with annual rent of approximately $14,000 before annual escalations.

Rent expense for the three months ended March 31, 2007 and 2006 amounted to $4,945 and $34,131, respectively.

The following is a schedule of future minimum rental payments required under the operating lease agreement:

        Years Ending December 31,                      Amount
        -------------------------                    ----------

                  2007                               $    4,332

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2007 and 2006


Employment Agreements
---------------------

On March 16, 2005, the Company entered into an employment agreement (as amended) with its Chairman. The term of the agreement is two years and provides for payment of an initial base salary of $150,000 per year.

NOTE 12 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------

Significant Customers
---------------------

For the three months ended March 31, 2007, the Company had three customers, which accounted for 32.3%, 22.6%, and 15.7% of total revenue. For the three months ended March 31, 2006, the Company had three customers, which accounted for 29.1%, 21.8% and 21.3% of total revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements in this Form 10-QSB, including statements of our and management's expectations, intentions, plans, objectives and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that is subject to certain events, risks and uncertainties that may be outside our control. These forward-looking statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans" and similar expressions. They include statements of our future plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations, the risks discussed in our Registration Statement on Form 10 (Form 10), and other risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "SEC"). We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason. We advise you to review any additional disclosures we will make in our future Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and Annual Reports on Form 10-KSB filed with the SEC.

OUR BUSINESS

Through Sales Lead Management, Inc., our operating subsidiary, SLM Holdings, Inc. ("SLM") specializes in developing products and technology designed to assist businesses in the financial services industry, such as securities brokers, that rely on sales to retail customers. We believe that our product manages the sales leads and customer prospects of such businesses in a more efficient manner by enabling them to increase the proportion of sales leads that are converted to actual sales. We have identified the securities brokerage industry as our first target market within the retail financial services industry.

PLAN OF OPERATIONS

During the next 12 months, SLM also intends to open a south Florida Sales and Executive office to complement the growing number of clients we have in the region. On September 14th, 2006, SLM announced that it had signed a non-binding Letter of Intent to acquire VerticalFalls Software Inc., a Mid-Atlantic producer and distributor of desktop-based software. VerticalFalls primary product is called F.A.C.T. and is currently installed on over 10,000 desktops, including 6000 at Morgan Stanley, 1,000 at Wachovia, UBS, Primerica and others. SLM views the VerticalFalls software line as complimentary and sees a vast potential market in cross-selling existing and future F.A.C.T. users with recurring revenue lead, dialer and email services. Both Companies are currently involved in negotiating a term sheet and hope, although there can be no assurance, to reach agreement by the end of the year 2007. It should also be noted that we have been approached by Salesforce.com, an industry leader in SOS (Software as a Service) to become part of their "Appexchange" vendor program and Management believes, although there can be no assurance, that these discussions will yield a partnership leading to significant results for sales of our software.

Our management views the majority of our product lines as extremely "vertical" and that they possess the features and benefits allowing for the sale of our web based software to many different industries. Some of the planned verticals include configuration for the time-share sales industry, the mortgage sales industry, Insurance sales and even automotive and marine sales industries. Additionally, Management believes that the existence of many "micro-industries" that utilize permission based email campaigns and that employ home based workers can represent a very significant potential target market for the Company.

We will need additional capital to continue operations, as well as to consummate any new business opportunities and will endeavor to raise funds through the sale of equity and revenues from operations. Failure to obtain sufficient capital or generate sales from operations would have an adverse effect on our financial position and results of operations and our ability to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

REVENUES

We generated revenue of $51,586 for the three months ended March 31, 2007, as compared to $102,833 for the three months ended March 31, 2006. The decrease in revenues from that three month period in 2006 to 2007 was primarily due to the fact that we had decreased our sales force and customers.

OPERATING EXPENSES

For the three months ended March 31, 2007, our total operating expenses were $486,889, as compared to total operating expenses of $433,277 for the three months ended March 31, 2006. The increase in total operating expenses was due primarily to increase of professional fees of approximately $40,000 for legal and accounting costs for SEC filings. In addition, consulting fees have increased approximately $18,000 due to the restructuring of the Company in 2007.


LIQUIDITY AND CAPITAL RESOURCES

We had cash of $41,410 and accounts receivable of $40,321 as of March 31, 2007, together with $30,247 of prepaid expenses making our total current assets $111,978. The total of our property and equipment, less accumulated depreciation, was a net value of $84,737 as of March 31, 2007.

In order to execute our business plan, we will need to acquire additional capital from debt or equity financing. Our independent certified public accountants have stated in their report for the year end, that there is a substantial doubt about our ability to continue as a going concern. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2007. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

STOCK-BASED COMPENSATION

The Company consummated various transactions where it paid the consideration primarily in options or warrants to purchase its common stock. These transactions include financing transactions and providing incentives to attract, retain and motivate employees, officers and directors. Thus the Company now uses the fair value method required by SFAS No. 123R. The attached financial statements reflect the adoption of this pronouncement beginning fiscal year 2006. Prior to the adoption of SFAS No. 123R, the Company disclosed the pro forma effects on accordance with SFAS No. 123.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123R, "Share-Based Payment" ("SFAS 123R"), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for, and will be adopted by the Company beginning with the first quarter of fiscal 2006. The Company currently uses the Black-Schools model to value its options. See Accounting for Stock-Based Compensation in the accompanying financial statements for information related to the pro forma effect on reported net income and net income per share of applying the fair value recognition provisions of the previous Statement No. 123, "Accounting for Stock Based Compensation," to stock-based employee compensation.

As permitted by SFAS 123, the Company previously accounted for stock-based compensation to employees under the Accounting Principles Board 25 intrinsic value method and generally recognizes no compensation cost for employee stock options. The adoption of the SFAS 123R fair value method has impacted the Company's results of operations. The impact of adoption of SFAS 123R will depend on levels of share-based compensation granted in the future and the fair value assigned thereto. Under SFAS 123R, the estimated forfeiture method is required such that expected future forfeitures has been reflected as a reduction of stock-based compensation expense. However, under SFAS 123R, reduction of compensation expense is not permitted if a vested share-based payment is later forfeited, as would occur when an out-of-the money stock option is surrendered by a resigning employee.

The Company does not believe that any other recently issued and adopted, but not yet effective, accounting standards would have a material effect on the accompanying financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3.        CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the period covered by this quarterly report, our management, under the supervision and with the participation of our Executive Chairman, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Executive Chairman concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to ensure that the information we (including our consolidated subsidiaries) are required to disclose in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

CHANGES IN INTERNAL CONTROLS. There were no changes in our internal control over financial reporting, that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

Not applicable.


ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5.    OTHER INFORMATION.

There were no matters required to be disclosed in a Current Report on Form 8-K during the fiscal quarter covered by this report that were not so disclosed.

There were no changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since the Company last disclosed such procedures.


ITEM 6.    EXHIBITS.

No.     Description
---     -----------

31.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

--------------------------------------------- ----------------------------------
June 22, 2007                                 SLM HOLDINGS, INC.



                                              By:    /s/ Jason Bishara
                                              Name:  Jason Bishara
                                              Title:   Executive Chairman

--------------------------------------------- ----------------------------------

--------------------------------------------- ----------------------------------