Form 10QSB
period 2007-06-30
SLM Holdings, Inc.
filed 2007-08-17
CIK 1304559

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                   FORM 10-QSB
                                 ---------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

         For the quarterly period ended JUNE 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

         For the transition period from _______ to ________

                        COMMISSION FILE NUMBER: 021-46872

                               SLM HOLDINGS, INC.
                               ------------------
                 (Name of small business issuer in its charter)

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

As of August 15, 2007, the issuer had 45,527,083 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes[ ] No [X]

--------------------------------------------------------------------------------

                               SLM HOLDINGS, INC.
                               FORM 10-QSB REPORT
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets - June 30, 2007, and December 31, 2006 (Audited)               3

                  Consolidated Statements of Operations for the six months and three month periods ended
                  June 30, 2007 and 2006                                                                     4

                  Consolidated Statements of Stockholders' Deficiency for the six months ended
                  June 30, 2007 and 2006                                                                     5

                  Consolidated Statements of Cash Flows for the six-month periods ended
                  June 30, 2007 and 2006                                                                     6

                  Notes to Consolidated Financial Statements                                                 7

         Item 2.  Management's Discussion and Analysis or Plan of Operation                                  17

         Item 3.  Controls and Procedures                                                                    19

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                          20

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                20

         Item 3.  Defaults Upon Senior Securities                                                            20

         Item 4.  Submission of Matters to a Vote of Security Holders                                        20

         Item 5.  Other Information                                                                          20

         Item 6.  Exhibits                                                                                   20

SIGNATURES                                                                                                   21

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.



                        SLM Holdings, Inc. and Subsidiary
                           CONSOLIDATED BALANCE SHEETS

                                                                                    Unaudited             Audited
                                                                                  June 30, 2007      December 31, 2006
                                                                                  -------------      -----------------
                                                       ASSETS

CURRENT ASSETS
   Cash and Cash Equivalents                                                       $        403        $     40,228
   Accounts Receivable                                                                   38,954              25,124
   Prepaid Expenses and Other Current Assets                                             12,662              45,445
                                                                                   ------------        ------------
      Total Current Assets                                                               52,019             110,797

PROPERTY AND EQUIPMENT, NET                                                              62,424             107,049

OTHER ASSETS
   Security Deposits                                                                      5,674               5,674
                                                                                   ------------        ------------

TOTAL ASSETS                                                                       $    120,117        $    223,520
                                                                                   ============        ============

                                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                                           $    419,834        $    276,084
   Deferred Compensation                                                                287,605             202,605
   Equipment Loans Payable                                                               11,910              10,098
   Notes Payable - Related Parties                                                      105,000             105,000
   Convertible Notes Payable - Net of Discount                                          390,000           1,645,000
                                                                                   ------------        ------------

      Total Current Liabilities                                                       1,214,349           2,238,787
                                                                                   ------------        ------------

LONG-TERM LIABILITIES
   Note Payable - Venture Fund                                                          352,748             400,000
   Equipment Loans Payable, net of current portion                                       36,314              43,158
                                                                                   ------------        ------------

      Total Long-Term Liabilities                                                       389,062             443,158
                                                                                   ------------        ------------

      Total Liabilities                                                               1,603,411           2,681,945
                                                                                   ------------        ------------

STOCKHOLDERS' DEFICIENCY
   Preferred Stock - $.0001 par value, 10,000,000 Shares
      Authorized, None Issued and Oustanding at
      June 30, 2007 and December 31, 2006                                                    --                  --
   Common Stock - $.0001 par value, 100,000,000 Shares
      Authorized, 45,527,083 and 36,981,050 Shares Issued and Outstanding at
      June 30, 2007 and December 31, 2006                                                 4,552               3,698
   Additional Paid-In Capital                                                        12,427,086           9,813,252
   Accumulated Deficit                                                              (13,914,932)        (12,275,375)
                                                                                   ------------        ------------

      Total Stockholders' Deficiency                                                 (1,483,294)         (2,458,425)
                                                                                   ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                     $    120,117        $    223,520
                                                                                   ============        ============




See notes to consolidated financial statements.

                        SLM Holdings, Inc. and Subsidiary
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                          For the Six Months Ended June 30,   For the Three Months Ended June 30,
                                                          ---------------------------------   -----------------------------------
                                                                2007              2006              2007              2006
                                                            ------------      ------------      ------------      ------------

Revenues                                                    $     78,860      $    183,223      $     27,274      $     80,390
                                                            ------------      ------------      ------------      ------------

Operating Costs and Expenses
  Marketing and Advertising                                       34,861            47,457            15,606            16,819
  Consulting Fees                                                 42,500            61,513            18,333            27,118
  Consulting Fees - Related Party                                 28,500                --                --                --
  Rent                                                             8,445            64,103             3,500            29,972
  Professional Fees                                               73,379           168,667            14,265           149,339
  Travel and Entertainment                                         8,297            48,300             2,460            15,560
  Office                                                          13,630            28,660             6,523            17,657
  Other General and Administrative Expenses, including
    $209,566 and $8,000 of Stock-Based Compensation
    for the Six Months Ended 2007 and 2006, respectively         412,445           462,679            96,794           213,950
  Depreciation and Amortization                                   44,625            44,625            22,312            22,312
                                                            ------------      ------------      ------------      ------------

    Total Opertaing Expenses                                     666,682           926,004           179,793           492,727
                                                            ------------      ------------      ------------      ------------

    Loss from Operations                                        (587,822)         (742,781)         (152,519)         (412,337)

Interest Expense, Net                                          1,051,735           977,412            19,046            48,406
                                                            ------------      ------------      ------------      ------------

    Net Loss                                                $ (1,639,557)     $ (1,720,193)     $   (171,565)     $   (460,743)
                                                            ============      ============      ============      ============

Net Loss per common share:
  Basic and diluted                                         $      (0.04)     $      (0.06)     $      (0.00)     $      (0.01)
                                                            ============      ============      ============      ============

Weighted average number of shares outstanding                 42,801,322        30,618,681        45,527,083        30,781,231
                                                            ============      ============      ============      ============




See notes to consolidated financial statements.

                        SLM Holdings, Inc. and Subsidiary
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY - UNAUDITED
                 For the Six Months Ended June 30, 2007 and 2006

                                                          Common Stock              Additional
                                                 -----------------------------        Paid-in       Accumulated
                                                     Shares           Amount          Capital         Deficit           Total
                                                 -----------------------------     ------------    ------------     ------------

Balance at January 1, 2006                         29,604,800     $      2,960     $  7,401,834    $ (8,723,069)    $ (1,318,275)

Issuance of Common Stock                              137,500               14           54,986                           55,000

Issuance of Common Stock in connection
  with Services                                        20,000                2            7,998                            8,000

Granting of Warrants and Value of
  Beneficial Conversion Feature in
  Connection with Note Payable - Venture Fund                                           897,101                          897,101

Conversion of Bridge Loan Financing
  and Related Accrued Interest                      1,018,750              102          299,898                          300,000

Net Loss                                                                                             (1,720,193)      (1,720,193)
                                                 ------------     ------------     ------------    ------------     ------------

Balance at June 30, 2006                           30,781,050     $      3,078     $  8,661,817    $(10,443,262)    $ (1,778,367)
                                                 ============     ============     ============    ============     ============

Balance at January 1, 2007                         36,981,050     $      3,698     $  9,813,252    $(12,275,375)    $ (2,458,425)

Issuance of Common Stock                               62,500                6           12,494                           12,500

Conversion of Bridge Loan Financing
  and Related Accrued Interest                      4,920,078              492        1,432,814                        1,433,306

Issuance of Common Stock in connection
  with Conversion                                   2,214,539              221          885,594                          885,816

Issuance of Common Stock in connection
  with Financing                                      150,000               15           59,985                           60,000

Issuance of Common Stock in connection
  with Exercise of Warrants                           675,000               68           13,433                           13,500

Issuance of Common Stock in connection
  with Services                                       523,916               52          209,514                          209,566

Net Loss                                                                                             (1,639,557)      (1,639,557)
                                                 ------------     ------------     ------------    ------------     ------------

Balance at June 30, 2007                           45,527,083     $      4,552     $ 12,427,086    $(13,914,932)    $ (1,483,294)
                                                 ============     ============     ============    ============     ============




See notes to consolidated financial statements.

                        SLM Holdings, Inc. and Subsidiary
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                        For the Six Months Ended June 30,

                                                                           2007               2006
                                                                       -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                             $(1,639,557)       $(1,720,193)
Adjustments to Reconcile Net Loss to
  Net Cash Used In Operating Activities:
    Depreciation and Amortization                                           44,625             44,625
    Accretion on Discount and Beneficial Conversion Value
      on Convertible Notes Payable                                              --            897,101
    Issuance of Stock Based Compensation                                   209,566              8,000
    Issuance of Common Stock for Interest                                  985,814                 --
  Changes in assets and liabilities:
    Accounts Receivable                                                    (13,830)           (56,485)
    Prepaid Expenses                                                        30,004              5,832
    Employee Advances                                                        2,779                521
    Security Deposits                                                           --             (5,532)
    Accounts Payable and Accrued Expenses                                  182,259            (17,426)
    Deferred Compensation                                                   85,000             37,862
                                                                       -----------        -----------

Net Cash Used In Operating Activities                                     (113,340)          (805,695)
                                                                       -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for Purchases of Property and Equipment and                          --            (11,534)
                                                                       -----------        -----------

Net Cash Used In Investing Activities                                           --            (11,534)
                                                                       -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock, Net of Costs                      12,500             55,000
  Proceeds from Issuance of Common Stock for Exercise of Warrant            13,500                 --
  Payments to Equipment Loan Payable                                        (2,485)            (3,423)
  Proceeds from Note Payable - Venture Fund                                     --            500,000
  Proceeds from Convertible Notes                                           50,000            470,000
  Payments to Convertible Notes                                                 --            (20,000)
  Proceeds from Related Parties                                                 --             61,173
                                                                       -----------        -----------

Net Cash Provided By Financing Activities                                   73,515          1,062,750
                                                                       -----------        -----------

(Decrease) Increase in Cash and Cash Equivalents                           (39,825)           245,521
Cash and Cash Equivalents - Beginning of Period                             40,228              3,279
                                                                       -----------        -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $       403        $   248,800
                                                                       ===========        ===========

Schedule of Non-Cash Financing Activities:
  Issuance of Common Stock in connection with Conversion
    of Convertible Notes and Related Interest                          $ 1,393,309        $   300,000




See notes to consolidated financial statements.

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006


NOTE 1 - NATURE OF THE BUSINESS AND BASES OF PRESENTATION
---------------------------------------------------------

Through SLM, our operating subsidiary, we specialize in developing products and technology designed to assist businesses in the financial services industry, such as securities brokers and financial advisors, that rely on sales to retail customers. Our product manages the sales leads and customer prospects of such businesses. We believe that our products and services allow the sales professionals to work in a more efficient manner, enabling them to increase the proportion of sales leads that are converted to actual sales. We have identified the securities brokerage industry as our first target market within the retail financial services industry.

The first product suite is our proprietary web-based "Broker's e-Vantage" system, which we license out on a monthly per-user basis. We believe that securities brokers in the financial services industry who utilize software will increase both their rate of generating sales leads and success rate in converting sales leads into closed sales, which in turn will result in higher profits to the user. There are four key components and revenue streams to The Broker's e-Vantage System, as follows:

       I. GAZOOTA.COM - UNLIMITED DATA SYSTEM - For a flat fee paid annually, TBeV users can build customized lead files based on numerous criteria including SIC codes, Annual Sales Volume, Geographical relevance, job title and more. These files can then be uploaded seamlessly to the TBeV database.

       II. SLM AUTO-DIALER SOFTWARE - Utilizing VoIP (Voice over Internet Protocol) TBeV users can choose to never again dial the phone. One click auto dialing is then routed over SLMs termination provider via VoIP. SLM then essentially becomes the user's telephone service provider for any calls generated via the TBeV System. A call-blocking service known as Teleblock (TM), which has garnered several awards, including the "Best of Communications Expo 2002 Award", CRM Excellence Award 2002, 2003 and 2004 and the Innovations TMC Lab Award for 2002, 2003 and 2004, is also sold on request. Such authority to sell Teleblock(TM) is provided under a Service Agreement entered into by the Company with Telephone Blocking Services Corp. ("TBSC") and the Strategic Integration Agreement between the Company and Call Compliance, Inc. Under such agreements, the Company was granted a limited, non-exclusive, non-transferable license to use and re-sell Teleblock(TM) to its customers, as well as to use the trademarks that relate to Teleblock(TM). Teleblock (TM) provides compliance with the Federal "Do Not Call" list. All awards garnered may be found in the following web address:

              http://www.callcompliance.com/strategic/awards.html.

       III. NICHE SPECIFIC PRM DESIGN - SLM believes that it has identified all the relevant fields necessary for financial professionals to qualify initial prospects and incorporated these niche specific requirements in a PRM (Prospect Relationship Management) tool. The system allows reps to ask the right questions and efficiently manage the data for as long as it might take to evolve the prospect into an account. Reps can also utilize the wealth of traditional CRM features found in the system to manage and grow production from existing accounts.

       IV. PERMISSION BASED EMAIL CAMPAIGNS - SLM designs and hosts custom, multimedia email campaigns featuring our client's products and services. The permission-based emails are designed to be compliant with NASD and firm guidelines and is available for a fee.

We have developed what we believe will be a lucrative niche in the CRM (Contact Relationship Management) and SaaS (Software as a Service) markets. TBeV software is designed to be easily customizable in the future to serve the needs of sales professionals in many industries.

The accompanying unaudited consolidated financial statements of SLM Holdings, Inc. ("SLM" or the "Company") included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of consolidated operations for the interim periods are not necessarily indicative of a full year's operating results. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiaries, Sales Lead Management, Inc. All material inter-company accounts and transactions have been eliminated.


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

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable and other accrued expenses approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximates fair value.

USE OF ESTIMATES

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

REVENUE RECOGNITION

Revenues from its software tools and data services are recognized ratably as earned over the term of the subscriptions. The Company invoices and is paid on a monthly basis for access to its proprietary software and database.

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB No. 133 and 140". The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity's first fiscal year beginning after September 15, 2006. The adoption of this standard on January 1, 2007 did not have a material effect on our consolidated financial statements.

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

In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides a guidance on de-recognition, classification interest and penalties, accounting in interim periods, disclosure and transition. The adoption of this standard on January 1, 2007 did not have a material impact on our consolidated financial statements.

LOSS PER COMMON SHARE

Basic loss per share is computed as net loss available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt. For the six months and three months ended June 30, 2007 and 2006, 12,324,903 and 14,914,091, respectively, of options, warrants and convertible debt were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

INCOME TAXES

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

At June 30, 2007, the Company had net operating loss carryforwards of approximately $6,600,000, which expires through 2026. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Based on this and the fact that the Company has generated operating losses through June 30, 2007, the deferred tax asset of approximately $2,200,000 has been offset by a valuation allowance of $2,200,000.

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006


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

The fair value of options at date of grant in 2007 and 2006 was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                              2007                   2006
                                       ------------------     ------------------
Expected life (years)                           5                      5
Risk free interest rate                       4.92%                  5.10%
Volatility                                      0                      0
Dividends                                       0                      0

The weighted average fair value of each option at date of grant using the Black-Scholes fair value based method during 2007 and 2006 was estimated at $.17 and $.18.

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

ACCOUNTING FOR STOCK-BASED COMPENSATION (CONTINUED)

The following table represents our stock options granted, exercised, and forfeited during the six months ended June 30, 2007.

                                            Weighted Average      Weighted Average         Aggregate
                           Number            Exercise Price           Remaining            Intrinsic
  Stock Options          of Options            Per Option         Contractual Term           Value
-----------------     -----------------     -----------------     -----------------    ------------------

 Outstanding at
 January 1, 2007            4,685,000              .33                    3.8               $   --
    Granted                   220,000              .40                   10.0                   --
-----------------     -----------------     -----------------     -----------------    ------------------
 Outstanding at
  June 30, 2007             4,905,000              .33                    7.3               $180,500
===============  ======================     =================     =================    ==================

As of June 30, 2007 2,858,124 are exercisable.


NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following at:

                                            June 30, 2007      December 31, 2006
                                            -------------      -----------------

Computer Equipment                            $ 370,661            $ 370,661
Furniture and Fixtures                            2,000                2,000
                                              ---------            ---------
                                                372,661              369,956
Less: accumulated depreciation                  310,237              265,612
                                              ---------            ---------

Property and Equipment, Net                   $  62,424            $ 107,049
                                              =========            =========

Depreciation expense relating to fixed assets (other than software costs) was $44,625 for the six months ended June 30, 2007 and 2006 and $22,313 for the three months ended June 30, 2007 and 2006.


NOTE 5 - EQUIPMENT LOAN PAYABLE
-------------------------------

The Company has financed equipment purchased with a financing company. Future minimum payments at June 30, 2007 are as follows:

                             2007          $  5,066
                             2008            11,910
                             2009            14,084
                             2010            17,164
                                           --------

                                           $ 48,224
                                           ========

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006


NOTE 6 - CONVERTIBLE NOTES PAYABLE
----------------------------------

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

On October 16, 2006, the Company issued a convertible promissory note to one of the Company's investors in the aggregate principal amount of $50,000. The note bears interest at the annual rate of 10% and has a maturity of October 12, 2008 (the "Maturity Date"). The notes and related interest were convertible at any time prior to maturity at the option of the holder at the rate of five shares of common stock for each $.40 of principal and accrued interest. In March 2007, the investor opted to convert all principal and interest into the Company's common stock.

On November 10, 2005, the Company entered into a Loan Agreement (the "Loan Agreement") with one of the Company's investors. The Loan Agreement provides for no less than $50,000 to be made available on the 10th of each month beginning November 10, 2005 and ending April 10, 2006 for a total facility of $300,000. Borrowings bear interest at the rate of 10% on the outstanding balance. The maximum amount that may be outstanding under the Loan Agreement is $300,000 through November 10, 2006 (the Maturity Date), when all principal and accrued interest become due. The balance of principal and interest automatically converted into a note issued by the Company each month. Under the terms of the Loan Agreement, at any time prior to the Maturity Date, at the option of the investor, any or all of the unpaid principal and interest may be converted into common stock, par value $.0001 of the Company at the rate of 2 shares for every $1 of principal or interest. Furthermore, the investor received 200,000 shares of the Company's common stock upon executing the agreement. In March 2007, the investor opted to convert all principal and interest into the Company's common stock.

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006


NOTE 6 - CONVERTIBLE NOTES PAYABLE (CONTINUED)
----------------------------------------------

On October 19, 2006, the Company entered into a Loan Agreement (the "Loan Agreement") with one of the Company's investors. The Loan Agreement provides for a total facility of $500,000. Borrowings will bear interest at the rate of 10% on the outstanding balance. Under the terms of the Loan Agreement, at any time prior to the Maturity Date, at the option of the investor, any or all of the unpaid principal and interest may be converted into common stock, par value $.0001 of the Company at the rate of 1 share for every $.20 of principal or interest. Furthermore, the investor received 1,000,000 shares of the Company's common stock upon executing the agreement. Currently the outstanding balance of the loan is $500,000, with a maturity date of April 2007. The Company recorded $500,000 of interest expense for the year ended December 31, 2006 for the beneficial conversion value of the note. The beneficial conversion value represents the difference between the fair value of the common stock on the date of debenture was sold and the price at which the debt could be converted into common stock. In March 2007, the investor opted to convert all principal and interest into the Company's common stock.

On January 17, 2007, the Company issued a convertible promissory note to one of the Company's investors' in the aggregate principal amount of $50,000. The note bears interest at the annual rate of 10% and has a maturity of July 17, 2007 (the "Maturity Date"). The note and related interest are convertible at any time prior to maturity at the option of the holder at the rate of five shares of common stock for each $.20 of principal and accrued interest. In March 2007, the investor opted to convert all principal and interest into the Company's common stock.


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

The Company must maintain its headquarters in the state of New York and at least 80% of its employees must be employed in the state of New York. At June 30, 2007, the outstanding balance of this loan was $352,748.

The agreement stipulates that no proceeds of this loan are to be used to repay any existing debts owed to the Company's principals or affiliates. Any future borrowings require the prior written consent of the Lender and will be used to prepay the outstanding balance of the loan after the first $150,000 of future borrowings repays the existing $300,000 loan. The Company may also use an additional $150,000 of future borrowings to fund its operations as long as it meets its quarterly projections. All transfers of equity interests require the prior consent of the Lender. The Company may not make any distributions to employees or its affiliates while the loan is outstanding with the exception of salary payments and to reimburse its employees for reasonable business expenses. While the Venture Fund has not put the Company into default, the Company has not had the ability to remain current on its interest payments. The Company and the Venture are in current negotiations to modify the terms of their agreement.

The above loan is secured by a first priority interest in all assets of the Company and its subsidiaries and is personally guaranteed by two of the officers.

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006


NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------

RELATED PARTY LOAN

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

On September 15, 2005, the Company replaced this note with a promissory note in the aggregate principal amount of $85,000. The note bears interest at the annual rate of 10% and has a maturity of December 31, 2006 (the "Maturity Date"). The accrued interest is payable on the maturity date. The note is non-negotiable and may not be sold, transferred, pledged, assigned or hypothecated without the prior written consent of the Company. In the first quarter of 2006, the related party lent the Company an additional $20,000. The outstanding balance as of June 30, 2007 was $105,000.


NOTE 9 - STOCKHOLDERS' DEFICIENCY
---------------------------------

WARRANTS

The following table summarizes the Company's activity as it relates to its warrants for the six months ended June 30, 2007:

                                                                Weighted Average
                                                   Shares        Exercise Price
                                                -----------     ----------------
Balance outstanding at January 1, 2006            2,775,000
         Granted                                  3,051,000           $.35
         Exercised                                  675,000           $.02
                                                -----------

Balance outstanding at June 30, 2006              5,826,000
                                                ===========

Balance outstanding at January 1, 2007            6,589,369           $.35
         Exercised                                  675,000           $.02
                                                -----------

Balance outstanding at June 30, 2007              5,914,369
                                                ===========


The following is additional information with respect to the Company's warrants as of June 30, 2007.

                                             Weighted Average                               Weighted
                           Number           Remaining Years of         Number                Average
Range of Exercise        Outstanding         Contractual Life        Exercisable         Exercise Price
-----------------     -----------------     -----------------     -----------------    ------------------

  $0.00 - $.02              225,000               1.00                  225,000                $.02
    .02 - .20             4,818,369               4.00                4,818,369                 .15
    .40 - .50               286,000               5.00                  286,000                 .48
      2.50                  585,000               2.00                  585,000                2.50
-----------------     -----------------     -----------------     -----------------    ------------------

  $0.00 - 2.50            5,914,369               3.00                5,914,369                $.35
=================     =================     =================     =================    ==================

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2007 and 2006


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


NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

OFFICE LEASE

As of June 30, 2007, the Company had entered into one lease agreement for its administrative office. The lease for the administrative office expires August 31, 2007 with annual rent of approximately $14,000 before annual escalations.

Rent expense for the six months ended June 30, 2007 and 2006 amounted to $8,445 and $64,103, respectively.

The following is a schedule of future minimum rental payments required under the operating lease agreement:

           Twelve Months Ending June 30,                     Amount
           -----------------------------                   ----------

                       2008                                 $ 2,334


NOTE 12 - CONCENTRATIONS OF CREDIT RISK
---------------------------------------

SIGNIFICANT CUSTOMERS

For the six months ended June 30, 2007, the Company had three customers, which accounted for 33.9%, 19.9%, and 16.2% of total revenue. For the six months ended June 30, 2006, the Company has three customers, which accounted for 22.5%, 20.9% and 19.3% of total revenue.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         THE FOLLOWING DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT. CERTAIN STATEMENTS IN THIS DISCUSSION AND ELSEWHERE IN THIS REPORT CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934. SEE THE "FORWARD LOOKING STATEMENT" IMMEDIATELY FOLLOWING THE TABLE OF CONTENTS. BECAUSE THIS DISCUSSION INVOLVES RISK AND UNCERTAINTIES, OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON.

         We specialize in developing products and technology designed to assist businesses in the financial services industry, such as Securities Brokers and Financial Planners, that rely on sales to retail customers. Our products and services manage sales leads and customer data in a more efficient manner, we believe that this enhanced management significantly increases the amount of sales leads that are converted into clients and increase sales with existing customers. We have identified the securities brokerage industry as our first target market within the retail financial services industry.

During the next 12 months, SLM intends to open a South Florida Sales and Executive office to complement the growing number of clients we have in the region. On September 14th, 2006, SLM announced that it had signed a non-binding letter of Intent to acquire VerticalFalls Software Inc., a Mid-Atlantic producer and distributor of desktop-based software. VerticalFalls primary product is called F.A.C.T. and is currently installed on over 10,000 desktops including 6000 at Morgan Stanley, 1000 at Wachovia, UBS, Primerica and others. SLM views the VerticalFalls software line as complimentary and sees a vast potential market in cross-selling existing and future F.A.C.T. users with recurring revenue, lead, dialer and email services. It should also be noted that SLM has been approached by Salesforce.com, an industry leader in SaaS (Software as a Service), to become part of their "Appexchange" vendor program. Management believes, although there can be no assurance, that these discussions will yield a partnership leading to significant results for sales of our software.

The Management of SLM views its products and services to be "vertical", this enables SLM to sell its products and services to any industry that is looking for Web Based Software Solutions. Some of the planned verticals/industries include time-share sales, mortgage sales, insurance sales, and even automotive and marine sales. Additionally, Management believes that there are many "micro-industries" that utilize permission based email campaigns and that employ home based workers that can represent a very significant potential target market for the Company.

We will need additional capital to continue operations, as well as to consummate any new business opportunities. The Company intends to fund these initiatives through the sale of equity and from revenues derived from operations. Failure to obtain sufficient capital or generate sales from operations would have an adverse effect on our financial position, results of operations, and our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements that have been prepared according to accounting principles generally accepted in the United States. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate these estimates on an ongoing basis. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be the most important to the portrayal of our financial condition.

REVENUE

Revenues from its software tools and data services are recognized ratably as earned over the term of the subscriptions. The Company invoices and is paid on a monthly basis for access to its proprietary software and database.

PROPERTY AND EQUIPMENT

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

IMPAIRMENT OF LONG-LIVED ASSETS

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
-----------------------------------------------

REVENUES. We generated revenue of $78,860 for the six months ended June 30, 2007, as compared to $183,223 for the six months ended June 30, 2006. The decrease in revenues from that six month period in 2007 to 2006 was primarily due to the fact that we had decreased our sales force and customers, therefore generating less revenue.

OPERATING EXPENSES. For the six months ended June 30, 2007, our total operating expenses were $666,682, as compared to total operating expenses of $926,004 for the six months ended June 30, 2006. The decrease in total operating expenses was due primarily to decrease of professional fees approximately $137,000 from legal fees. In addition, rent for 2007 has decreased by approximately $56,000 due to the condensing of office space. In addition, since the sales force was reduced and we restructured our phone system and the loss of one of our executive officers, we have drastically cut down our traveling expenses by approximately $40,000. Interest expense increased due to an increase of payment for stock in lieu of interest. The increase in stock-based compensation was due to poor cash flow in the company.

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
-------------------------------------------------

REVENUES. We generated revenue of $27,274 for the three months ended June 30, 2007, as compared to $80,390 for the three months ended June 30, 2006. The decrease in revenues from that three month period in 2007 to 2006 was primarily due to the fact that we had decreased our sales force and customers therefore, generating less revenue.

OPERATING EXPENSES. For the three months ended June 30, 2007, our total operating expenses were $179,793, as compared to total operating expenses of $492,727 for the three months ended June 30, 2006. The decrease in total operating expenses was due primarily to decrease of professional fees approximately $135,000 from legal fees. In addition, since sales staff has been cut, Salaries have decrease by $140,000. In addition, rent for 2007 has decreased by approximately $26,000 due to the condensing of office space. In addition, since the sales force was reduced and we restructured our phone system and the loss of one of our executive officers, we have drastically cut down our traveling expenses by approximately $13,000. Interest expense had decrease due to the early conversion of outstanding loans. The increase in stock-based compensation was due to poor cash flow in the company.

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $403 and accounts receivable of $38,954 as of June 30, 2007, together with $12,662 of prepaid expenses making our total current assets $52,019. The total of our property and equipment at June 30, 2007, less accumulated depreciation, was a net value of $62,424. As compared to cash of $248,800 and accounts receivable of $75,514 as of June 30, 2006 together with $972 of prepaid expenses making our total current assets $325,286. The total of our property and equipment at June 30, 2007, less accumulated depreciation, was a net value of $152,094.

ITEM 3.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the period covered by this quarterly report, our management, under the supervision and with the participation of our Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective.

CHANGES IN INTERNAL CONTROLS. There were no changes in our internal control over financial reporting, that occurred during the six months ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

              Not applicable.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

              None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5.       OTHER INFORMATION

              There were no matters required to be disclosed in a Current Report on Form 8-K during the fiscal quarter covered by this report that were not so disclosed.

              There were no changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since the Company last disclosed such procedures.

ITEM 6.       EXHIBITS

              No.    Description
              ---    -----------

              31.1 Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

              32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 17, 2007                               SLM HOLDINGS, INC.



                                              By: /s/ Jason Bishara
                                                 -------------------------------
                                                 Name:  Jason Bishara
                                                 Title: Executive Chairman