Form 10QSB
period 2007-09-30
SLM Holdings, Inc.
filed 2007-11-14
CIK 1304559

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

                             ----------------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

         For the quarterly period ended SEPTEMBER 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

         For the transition period from _______ to ________

                        COMMISSION FILE NUMBER: 021-46872

                               SLM HOLDINGS, INC.
                               ------------------
                 (Name of small business issuer in its charter)

                DELAWARE                                  42-155574
--------------------------------------------------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

            99 SUNNYSIDE BLVD.
              WOODBURY, NY                                 11797
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

As of November 11, 2007, the issuer had 56,800,583 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes[ ] No [X]




--------------------------------------------------------------------------------

                               SLM HOLDINGS, INC.
                               FORM 10-QSB REPORT
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
         Item 1.  Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets - September 30, 2007, and December 31, 2006 (Audited)                2

                  Consolidated Statements of Operations for the nine month and three month periods ended
                  September 30, 2007 and 2006                                                                      3

                  Consolidated Statements of Stockholders' Deficiency for the nine months ended
                  September 30, 2007 and 2006                                                                      4

                  Consolidated Statements of Cash Flows for the nine month periods ended
                  September 30, 2007 and 2006                                                                      5

                  Notes to Consolidated Financial Statements                                                       6

         Item 2.  Management's Discussion and Analysis or Plan of Operation                                        14

         Item 3.  Controls and Procedures                                                                          16

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                                16

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                      16

         Item 3.  Defaults Upon Senior Securities                                                                  16

         Item 4.  Submission of Matters to a Vote of Security Holders                                              17

         Item 5.  Other Information                                                                                17

         Item 6.  Exhibits                                                                                         17

SIGNATURES                                                                                                         18




--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                       SLM Holdings, Inc. and Subsidiary
                           CONSOLIDATED BALANCE SHEETS

                                                                                     Unaudited            Audited
                                                                                September 30, 2007   December 31, 2006
                                                                                ------------------   -----------------
                                     ASSETS

CURRENT ASSETS
   Cash and Cash Equivalents                                                    $           17,154   $          40,228
   Accounts Receivable                                                                      52,749              25,124
   Prepaid Expenses and Other Current Assets                                                     0              45,445
                                                                                ------------------   -----------------

      Total Current Assets                                                                  69,903             110,797
                                                                                ------------------   -----------------

PROPERTY AND EQUIPMENT, NET                                                                 40,112             107,049
                                                                                ------------------   -----------------

OTHER ASSETS
   Intangible Assets, Net                                                                1,580,000                   0
   Security Deposits                                                                         3,341               5,674
                                                                                ------------------   -----------------

      Total Other Assets                                                                 1,583,341               5,674
                                                                                ------------------   -----------------

TOTAL ASSETS                                                                    $        1,693,356   $         223,520
                                                                                ==================   =================

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                                        $          439,348   $         276,084
   Deferred Compensation                                                                   338,000             202,605
   Equipment Loans Payable                                                                  11,910              10,098
   Notes Payable                                                                           380,000                   0
   Notes Payable - Related Parties                                                         105,000             105,000
   Convertible Notes Payable - Net of Discount                                             858,500           1,645,000
                                                                                ------------------   -----------------

      Total Current Liabilities                                                          2,132,758           2,238,787
                                                                                ------------------   -----------------
LONG-TERM LIABILITIES
   Note Payable - Venture Fund                                                             352,748             400,000
   Equipment Loans Payable, net of current portion                                          33,727              43,158
                                                                                ------------------   -----------------
      Total Long-Term Liabilities                                                          386,475             443,158
                                                                                ------------------   -----------------
      Total Liabilities                                                                  2,519,233           2,681,945
                                                                                ------------------   -----------------
STOCKHOLDERS' DEFICIENCY
   Preferred Stock - $.0001 par value, 10,000,000 Shares
     Authorized, None Issued and Oustanding at
     September 30, 2007 and December 31, 2006                                                   --                  --
   Common Stock - $.0001 par value, 100,000,000 Shares
     Authorized, 56,800,583 and 36,981,050 Shares Issued and Outstanding at
     September 30, 2007 and December 31, 2006                                                5,680               3,698
   Additional Paid-In Capital                                                           14,702,803           9,813,252
   Accumulated Deficit                                                                 (15,534,360)        (12,275,375)
                                                                                ------------------   -----------------

      Total Stockholders' Deficiency                                                      (825,877)         (2,458,425)
                                                                                ------------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $        1,693,356   $         223,520
                                                                                ==================   =================

See notes to consolidated financial statements.

                        SLM Holdings, Inc. and Subsidiary
               CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                         For the Nine Months Ended September   For the Three Months Ended September
                                                                         30,                                   30,
                                                         -----------------------------------   ------------------------------------
                                                              2007                2006               2007                2006
                                                         ----------------    ---------------   ----------------    ----------------
Revenues                                                 $        121,772    $       274,171   $         42,912    $         90,948
                                                         ----------------    ---------------   ----------------    ----------------

Operating Costs and Expenses
   Marketing and Advertising                                       46,603             67,081             11,742              19,624
   Consulting Fees                                                248,167             74,319            205,667              12,806
   Consulting Fees - Related Party                                 28,500                 --                 --                  --
   Rent                                                            16,752             75,662              8,307              11,559
   Professional Fees                                              115,818            209,079             42,439              40,412
   Travel and Entertainment                                        18,873             69,621             10,576              21,321
   Office                                                          22,686             36,833              9,056               8,173
   Other General and Administrative Expenses,
     including $1,247,566 and $8,000 of
     Stock-Based Compensation for the Nine Months
     Ended 2007 and 2006, respectively                          1,592,264            642,224          1,179,819             179,545
   Depreciation and Amortization                                   66,938             66,938             22,313              22,313
                                                         ----------------    ---------------   ----------------    ----------------

      Total Operating Expenses                                  2,156,601          1,241,757          1,489,919             315,753
                                                         ----------------    ---------------   ----------------    ----------------

      Loss from Operations                                     (2,034,829)          (967,586)        (1,447,007)           (224,805)

Interest Expense, Net                                           1,224,156          1,024,665            172,421              47,253
                                                         ----------------    ---------------   ----------------    ----------------

      Net Loss                                           $     (3,258,985)   $    (1,992,251)  $     (1,619,428)   $       (272,058)
                                                         ================    ===============   ================    ================

Net Loss per common share:
   Basic and diluted                                     $          (0.05)   $         (0.04)  $          (0.03)   $          (0.01)
                                                         ================    ===============   ================    ================

Weighted average number of shares outstanding                  44,962,520         30,672,864         49,284,916          30,781,231
                                                         ================    ===============   ================    ================

See notes to consolidated financial statements.

                        SLM Holdings, Inc. and Subsidiary
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY - UNAUDITED
              For the Nine Months Ended September 30, 2007 and 2006

                                                             Common Stock             Additional
                                                    -----------------------------       Paid-in       Accumulated
                                                       Shares           Amount          Capital         Deficit           Total
                                                    -----------------------------    -------------   -------------    -------------
Balance at January 1, 2006                             29,604,800    $      2,960    $   7,401,834   $  (8,723,069)   $  (1,318,275)

Issuance of Common Stock                                  137,500              14           54,986                           55,000

Issuance of Common Stock in connection
  with Services                                            20,000               2            7,998                            8,000

Granting of Warrants and Value of Beneficial
  Conversion Feature in Connection with Note
  Payable - Venture Fund                                                                   897,101                          897,101

Conversion of Bridge Loan Financing
  and Related Accrued Interest                          1,018,750             102          295,898                          296,000

Net Loss                                                                                                (1,992,251)      (1,992,251)
                                                    -------------    ------------    -------------   -------------    -------------

Balance at September 30, 2006                          30,781,050    $      3,078    $   8,657,817   $ (10,715,320)   $  (2,054,425)
                                                    =============    ============    =============   =============    =============
Balance at January 1, 2007                             36,981,050    $      3,698    $   9,813,252   $ (12,275,375)   $  (2,458,425)

Issuance of Common Stock                                   62,500               6           12,494                           12,500

Conversion of Bridge Loan Financing and Related
  Accrued Interest                                      5,195,078             520        1,487,786                        1,488,306

Issuance of Common Stock in connection with
  Conversion                                            2,773,039             277        1,024,384                        1,024,661

Cost associated with Private Placement
  Memorandum                                                                                (5,000)                          (5,000)

Issuance of Common Stock in connection with
  Financing                                               150,000              15           59,985                           60,000

Issuance of Common Stock in connection with
  Exercise of Warrants                                    675,000              67           13,433                           13,500

Issuance of Common Stock in connection with
  Services                                              5,713,916             572        1,246,994                        1,247,566

Issuance of Common Stock in connection with Asset
  Purchase Agreement                                    5,250,000             525        1,049,475                        1,050,000

Net Loss                                                                                                (3,258,985)      (3,258,985)
                                                    -------------    ------------    -------------   -------------    -------------

Balance at September 30, 2007                          56,800,583    $      5,680    $  14,702,803   $ (15,534,360)   $    (825,877)
                                                    =============    ============    =============   =============    =============

See notes to consolidated financial statements.

                       SLM Holdings, Inc. and Subsidiary
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                     For the Nine Months Ended September 30,

                                                                                           2007            2006
                                                                                       ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                            $ (3,258,985)   $ (1,992,251)
Adjustments to Reconcile Net Loss to
   Net Cash Used In Operating Activities:
     Depreciation and Amortization                                                           66,938          66,938
     Accretion on Discount and Beneficial Conversion Value
      on Convertible Notes Payable                                                               --         897,101
     Issuance of Stock Based Compensation                                                 1,247,566           8,000
     Issuance of Common Stock for Interest                                                1,084,661              --
     Changes in assets and liabilities:
      Accounts Receivable                                                                   (27,625)        (52,695)
      Prepaid Expenses                                                                      (45,145)        (33,040)
      Employee Advances                                                                        (300)             51
      Security Deposits                                                                       2,333          (5,532)
      Accounts Payable and Accrued Expenses                                                 242,459         113,885
      Deferred Compensation                                                                 135,395          33,809
                                                                                       ------------    ------------
   Net Cash Used In Operating Activities                                                   (552,703)       (963,734)
                                                                                       ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for Purchases of Property and Equipment                                            --         (21,665)
                                                                                       ------------    ------------
Net Cash Used In Investing Activities                                                            --         (21,665)
                                                                                       ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Issuance of Common Stock, Net of Costs                                    12,500          80,000
     Proceeds from Issuance of Common Stock for Exercise of Warrant                          13,500              --
     Payments to Equipment Loan Payable                                                      (7,619)         (5,591)
     Payments to (Proceeds from) Note Payable - Venture Fund                                (47,252)        400,000
     Proceeds from Convertible Notes                                                        558,500         530,000
     Payments to Convertible Notes                                                               --         (20,000)
     Proceeds from Related Parties                                                               --          61,173
                                                                                       ------------    ------------
Net Cash Provided By Financing Activities                                                   529,629       1,045,582
                                                                                       ------------    ------------
(Decrease) Increase in Cash and Cash Equivalents                                            (23,074)         60,183
Cash and Cash Equivalents - Beginning of Period                                              40,228           3,279
                                                                                       ------------    ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                              $     17,154    $     63,462
                                                                                       ============    ============

Schedule of Non-Cash Financing Activities:
 Issuance of Common Stock in connection with Conversion of Convertible Notes
    and Related Interest                                                               $  1,448,306    $    300,000
 Issuance of Common Stock in connection with Asset Purchase Agreement                     1,050,000

See notes to consolidated financial statements.

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2007 and 2006

NOTE 1 - NATURE OF THE BUSINESS

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

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2007 and 2006

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB No. 133 and 140. The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity's first fiscal year beginning after September 15, 2006. The adoption of this standard on January 1, 2007 did not have a material effect on our consolidated financial statements.

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2007 and 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

LOSS PER COMMON SHARE

Basic loss per share is computed as net loss available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt. As of September 30, 2007 and 2006, 20,257,834 and 17,389,147,
respectively, of options, warrants and convertible debt were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

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

At September 30, 2007, the Company had net operating loss carryforwards of approximately $6,600,000, which expires through 2026. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Based on this and the fact that the Company has generated operating losses through September 30, 2007, the deferred tax asset of approximately $2,200,000 has been offset by a valuation allowance of $2,200,000.

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2007 and 2006

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

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2007 and 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR STOCK-BASED COMPENSATION (CONTINUED)

The fair value of options at date of grant in 2007 and 2006 was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                                    2007      2006
                                                  --------   -------
Expected life (years)                                 5         5
Risk free interest rate                             4.23%     4.59%
Volatility                                            0         0
Dividends                                             0         0

The weighted average fair value of each option at date of grant using the Black-Scholes fair value based method during 2007 and 2006 was estimated at $.24 and $.18.

The following table represents our stock options granted, exercised, and forfeited during the nine months ended September 30, 2007.

                                Weighted Average  Weighted Average  Aggregate
                      Number     Exercise Price       Remaining     Intrinsic
  Stock Options     of Options     Per Option     Contractual Term    Value
-----------------   ----------  ----------------  ----------------  ---------

 Outstanding at
 January 1, 2007     4,685,000        .33               3.06         $  --
    Granted            220,000        .40               10.0            --
------------------  ----------  ----------------  ----------------  ---------
 Outstanding at
September 30, 2007   4,905,000        .36               6.03         $ 90,250
==================  ==========  ================  ================  =========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

                                                     September 30,  December 31,
                                                         2007         2006
                                                     ------------  -----------

Computer Equipment                                     $ 370,661    $ 370,661
Furniture and Fixtures                                     2,000        2,000
                                                       ---------    ---------
                                                         372,661      372,661
Less: accumulated depreciation                           332,549      265,612
                                                       ---------    ---------

Property and Equipment, Net                            $  40,112    $ 107,049
                                                       =========    =========

Depreciation expense relating to fixed assets (other than software costs) was $66,938 for the nine months ended September 30, 2007 and 2006 and $22,313 for the three months ended September 30, 2007 and 2006.

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2007 and 2006

NOTE 5 - EQUIPMENT LOAN PAYABLE

The Company has financed equipment purchased with a financing company. Future minimum payments at September 30, 2007 are as follows:

                            2007            $  2,479
                            2008              11,910
                            2009              14,084
                            2010              17,164
                                            --------

                                            $ 45,637
                                            ========

NOTE 6 - CONVERTIBLE NOTES PAYABLE

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

In 2007, the Company issued certain convertible promissory notes (the "Notes") in the aggregate principal amount of $558,500 and a five year warrant to purchase 558,500 shares of common stock at $1.00 per share, 558,500 shares of common stock at an average of $.27 to certain accredited investors under the terms of the notes. The Notes bear interest at the annual rate of 10% and have a maturity of one year from the date of issuance. The notes and related interest are convertible at any time prior to maturity at the option of the holder at the rate of one share of common stock for each $.20 of principal and accrued interest. In September 2007, one of the investors which held a note in the amount of $50,000 opted to convert all principle and interest into the Company's common stock.

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

The Company must maintain its headquarters in the state of New York and at least 80% of its employees must be employed in the state of New York. At September 30, 2007, the outstanding balance of this loan was $352,748.

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2007 and 2006

NOTE 7 - NOTE PAYABLE - VENTURE FUND (CONTINUED)

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

On September 15, 2005, the Company replaced this note with a promissory note in the aggregate principal amount of $85,000. The note bears interest at the annual rate of 10% and has a maturity of December 31, 2006 (the "Maturity Date"). The accrued interest is payable on the maturity date. The note is non-negotiable and may not be sold, transferred, pledged, assigned or hypothecated without the prior written consent of the Company. In the first quarter of 2006, the related party lent the Company an additional $20,000. The outstanding balance as of September 30, 2007 was $105,000.

NOTE 9 - STOCKHOLDERS' DEFICIENCY

WARRANTS

The following table summarizes the Company's activity as it relates to its warrants for the nine months ended September 30, 2007:

                                                         Weighted Average
                                              Shares      Exercise Price
                                            ----------   ----------------

Balance outstanding at January 1, 2007       6,589,369         $ .35
   Issued                                    1,943,227           .34
   Exercised                                   675,000         $ .02
                                            ----------

Balance outstanding at September 30, 2007    7,857,596
                                            ==========

                        SLM Holdings, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2007 and 2006

NOTE 9 - STOCKHOLDERS' DEFICIENCY (CONTINUED)

WARRANTS

The following is additional information with respect to the Company's warrants as of September 30, 2007.

                                 Weighted Average                   Weighted
                     Number     Remaining Years of     Number       Average
Range of Exercise  Outstanding   Contractual Life   Exercisable  Exercise Price
-----------------  -----------  ------------------  -----------  --------------

 $ 0.00 - $ .02        225,000         1.00             225,000      $ .02
    .02 - .20        6,203,096         4.00           6,203,096        .11
    .40 - .50          286,000         5.00             286,000        .48
      1.00             558,500         5.00             558,500       1.00
      2.50             585,000         2.00             585,000       2.50
-----------------  -----------  ------------------  -----------  --------------

 $ 0.00 - 2.50       7,857,596         3.00           7,857,596      $ .36
=================  ===========  ==================  ===========  ==============

NOTE 10 - STOCK OPTION PLAN

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

NOTE 11 - CONCENTRATIONS OF CREDIT RISK

SIGNIFICANT CUSTOMERS

For the nine months ended September 30, 2007, the Company had four customers, which accounted for 32.8%, 17.1%, 16.1%, and 12% of total revenue. For the nine months ended September 30, 2006, the Company has four customers, which accounted for 20.8%, 18.5%, 17.6% and 10.8% of total revenue.

NOTE 12 - ASSET ACQUISITION

On August 21, 2007, the Company acquired certain assets of VerticalFalls Software, Inc., a privately held distributor of desktop-based software company. Under the terms of the purchase agreement, the Company issued approximately 5,250,000 shares of the Company's common stock. The following table summarizes the preliminary estimated fair value assets acquired and liabilities assumed at the date of acquisition.

                Identifiable intangible assets     $    100,000
                Goodwill                              1,480,000
                                                   ------------

                Total assets acquired              $  1,580,000
                                                   ------------

                Current Liabilites                 $    530,000
                                                   ------------

                Total liabilities assumed          $    530,000
                                                   ------------

                Net assets acquired                $  1,050,000
                                                   ------------

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

During the next 12 months, SLM intends to open a South Florida Sales and Executive office to complement the growing number of clients we have in the region. On August 21, 2007, SLM (the "Buyer") entered into an Asset Purchase Agreement (the "Agreement") with Vertical Falls Software Inc., a Mid-Atlantic producer and distributor of desktop-based software (the "Seller"), for the purchase of all the assets, copyrights, trademarks and trade name of the Seller. Under the Agreement, the parties agreed that as consideration for the Assets, the Buyer shall, subject to the terms and conditions under the Agreement, (i) assume the Seller's trade debt in the amount of $150,000; (ii) assume the Seller's credit line in the amount of $300,000; (iii) assume the Seller's obligation to National Capital Companies, LLC; and (iv) issue to the Seller's Chief Executive Officer, Jon Finkelstein, 2,612,500 shares of the Buyers common stock, and to the Seller's President, Neil Kleinberg, 2,137,500 shares of the Buyer's common stock.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

RESULTS OF OPERATIONS.

REVENUES. We generated revenue of $121,772 for the nine months ended September 30, 2007, as compared to $274,171 for the nine months ended September 30, 2006. The decrease in revenues from that nine month period in 2007 to 2006 was primarily due to the fact that we had decreased our sales force and customers, therefore generating less revenue.

OPERATING EXPENSES. For the nine months ended September 30, 2007, our total operating expenses were $2,156,601, as compared to total operating expenses of $1,241,757 for the nine months ended September 30, 2006. The increase in total operating expenses was due primarily to the issuance of stock in connection with services and the funding.

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $17,154 and accounts receivable of $52,749 as of September 30, 2007, making our total current assets $69,903. The total of our property and equipment, less accumulated depreciation, was a net value of $40,112.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

REVENUES. We generated revenue of $42,912 for the three months ended September 30, 2007, as compared to $90,948 for the three months ended September 30, 2006. The decrease in revenues from that three month period in 2007 to 2006 was primarily due to the fact that we had decreased our sales force and customers therefore, generating less revenue.

OPERATING EXPENSES. For the three months ended September 30, 2007, our total operating expenses were $1,489,919, as compared to total operating expenses of $315,753 for the three months ended September 30, 2006. The increase in total operating expenses was due primarily to the issuance of stock in connection with services.

LIQUIDITY AND CAPITAL RESOURCES. We had cash of $17,154 and accounts receivable of $52,749 as of the three month period ended September 30, 2007, together with $0 of prepaid expenses making our total current assets $69,903. The total of our property and equipment, less accumulated depreciation, was a net value of $40,112, as compared to cash of $63,462 and accounts receivable of $71,724 as of the three month period ended September 30, 2006 together with $44,752 of prepaid expenses making our total current assets $179,938.

ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of the end of the period covered by this quarterly report, our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information we (including our consolidated subsidiaries) are required to disclose in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

CHANGES IN INTERNAL CONTROLS. There were no changes in our internal control over financial reporting, that occurred during the nine months ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
                  None.

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

ITEM 6.           EXHIBITS

                  NO.      DESCRIPTION
                  ---      -----------
                  31.1     Certification of Principal Executive Officer and
                           the Principal Financial Officer Pursuant to Rules
                           13a-14(a) and 15d-14(a) of the Exchange Act.
                  32.1     Certification of Principal Executive Officer and
                           the Principal Financial Officer Pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

--------------------------------------------------------------------------------
November 14, 2007                          SLM HOLDINGS, INC.


                                           By:   /s/ Jason Bishara
                                                 -------------------
                                           Name:  Jason Bishara
                                           Title: Executive Chairman
--------------------------------------------------------------------------------