Form 10KSB
period 2007-12-31
SLM Holdings, Inc.
filed 2008-04-15
CIK 1304559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Commission File Number 0-52338

SLM HOLDINGS, INC.
(Name of small business issuer in its charter)

DELAWARE	42-1555574
(State of other jurisdiction of	(I.R.S. Employer
incorporation Identification No.)	or organization)

99 Sunnyside Blvd., Woodbury, NY	11797
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (866) 756-5323

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B which is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒
The issuer had no revenues for its most recent fiscal year.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was 3,128,210as determined by the closing price of $0.12, as quoted on the Over the Counter Bulletin Board on March 24, 2008.

As of March 24, 2008, there were 60,685,833 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):   Yes ☐    No ☒

TABLE OF CONTENTS

		Page

PART I
ITEM 1.	DESCRIPTION OF BUSINESS	1
ITEM 2.	DESCRIPTION OF PROPERTY	10
ITEM 3.	LEGAL PROCEEDINGS	10
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	10

PART II
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	11
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS	13
ITEM 7.	FINANCIAL STATEMENTS	17
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE	16
ITEM 8A(T).	CONTROLS AND PROCEDURES
ITEM 8B.	OTHER INFORMATION	16
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	16
ITEM 10.	EXECUTIVE COMPENSATION	18
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	20
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	20
ITEM 13.	EXHIBITS	20
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	21

SIGNATURES

i

PART I

AS USED IN THIS FORM 10-SB EXCEPT FOR SHARE AND PER SHARE DATA, THE TERMS “SLM HOLDINGS, INC.” “COMPANY,” “WE,” “OUR” AND LIKE REFERENCES MEAN AND INCLUDE BOTH SLM HOLDINGS, INC., A DELAWARE CORPORATION AND ITS WHOLLY-OWNED SUBSIDIARY, SALES LEAD MANAGEMENT, INC., A DELAWARE CORPORATION, ON A COMBINED BASIS. UNLESS OTHERWISE INDICATED, THE TERM “YEAR,” “FISCAL YEAR” OR “FISCAL” REFERS TO OUR FISCAL YEAR ENDING DECEMBER 31st. UNLESS WE TELL YOU OTHERWISE, THE TERM “COMMON STOCK” AS USED IN THIS PROSPECTUS REFERS TO OUR COMMON STOCK.

ITEM 1. DESCRIPTION OF BUSINESS

Background

SLM Holdings, Inc. (the “Company, “we,” “our,” or “us”), a Delaware corporation, was formed on June 8, 2004 when a name change was effected from Southwest Mortgage Corp., which was incorporated on October 24, 2002 in the State of Delaware (“Southwest”), Southwest was the surviving company from the Nortex Refrigerated Trucking bankruptcy proceedings.

On August 21, 2007, the Company acquired VerticalFalls Software, Inc. (“VerticalFalls”), a privately held distributor of desktop-based software. Under the terms of the Agreement, the Company acquired the name and the right to use the name “VerticalFalls Software, Inc.” and all copyrights, trademarks and trade names related thereto as well as all title and rights to the Assets then owned by VerticalFalls, as enumerated in the agreement between the Company and VerticalFalls.

SLM Holdings, Inc. has been approved by the NASD for quotation on the Over the Counter Bulletin Board under the quotation symbol “SMHI.” It is the holding company for our operating subsidiary, Sales Lead Management, Inc. (“SLM”), a New York corporation formed in May 2001. SLM has developed software tools and data files which are provided via an application service provider (“ASP”) model to a variety of sales professionals throughout the country. SLM’s technology allows the users to access The Broker’s e-Vantage (“TBeV”) system, a prospect management and lead fulfillment solution for financial professionals. SLM has devoted substantially all its efforts to research and product development and raising capital.

As the Company and its core products evolved, the acronym SLM was changed to stand for “Software Leveraged Marketing.” Our executive office is located at 99 Sunnyside Blvd., Woodbury, New York 11797. Our telephone number is (866) 756-5323. We maintain an Internet Web site at HTTP://WWW.SLMBIZ.COM. Information on our Internet website is for informational purposes only.

Our Business

Through our operating subsidiary SLM, we specialize in developing products and technology designed to assist businesses in the financial services industry, such as securities brokers, that rely on sales to retail customers. We believe that our product manages the sales leads and customer prospects of such businesses in a more efficient manner by enabling them to increase the proportion of sales leads that are converted to actual sales. We have identified the securities brokerage industry as our first target market within the retail financial services industry.

The Company’s products and solutions include both web-based, Software as a Service (SaaS), solutions that provide residual income, and software based solutions and custom services that are available at a onetime cost. The Company believes that securities brokers in the financial services industry who utilize software will increase both their rate of generating sales leads and success rate in converting sales leads into closed sales, which in turn will result in higher profits to the user. The products and services that are available include:

I.	Gazoota.com - For a flat fee paid annually, users can build customized lead files based on numerous criteria including, Annual Sales Volume, Geographical relevance, job title and more.

II.	The Broker’s e-Vantage (TBeV) – A web-based prospecting, client, and business management tool.

III.
SLM AUTO-DIALER SOFTWARE - Utilizing VOIP (voice over internet protocol) TBeV users can choose to never again dial the phone. One click auto dialing is then routed over SLMs termination provider via VOIP and the internet. A call-blocking service known as Teleblock™ is also sold on request. Teleblock™ provides compliance with the Federal “Do Not Call” list.

IV.
NICHE SPECIFIC PRM DESIGN - SLM believes that it has identified all the relevant fields necessary for financial professionals to qualify initial prospects and incorporated these niche specific requirements in a PRM (Prospect Relationship Management) tool. The system allows reps to ask the right questions and efficiently manage the data for as long as it might take to evolve the prospect into an account. Reps also can utilize the wealth of traditional CRM features found in the system to manage and grow production from existing accounts.

V.
PERMISSION BASED EMAIL CAMPAIGNS - SLM designs and hosts custom, multimedia email campaigns featuring our client’s products and services. The permission-based emails are designed to be compliant with NASD and firm guidelines and available for a fee.

VI.	INDEPENDENT APPLICATIONS - SLM anticipates selling its Lead System, Auto- Dialer Software and VOIP solutions independent of The Broker’s e-Vantage System in the very near future.

VII.
The SLM Solution –SLM provides a complete turnkey solution utilizing ACT! for Financial Professionals. SLM customizes the application for the end user, for their unique needs, and migrates all of their existing data from prior applications.

At present, SLM has products and solutions installed on over 15,000 desktops.

We have developed a niche in the CRM (Contact Relationship Management) and SaaS (Software as a Service) markets. TBeV software is designed to be easily customizable in the future to serve the needs of sales professionals in many industries.

Corporate Strategy

We will continue to expand its channel partner relationships and look to focus our solutions on the products with the most brand recognition and search for innovative ways to sell add on applications in the Software as a Service Model.

Our mission is to target financial advisors that are looking to utilize technology to enhance business and contact management. All of our offerings are designed to seamlessly integrate into explicitly easy-to-use and understand software that exploits Voice over Internet Protocol (VoIP) technology for outbound calling but can also be used with traditional PBX telephone systems. Our software elevates traditional “CRM” software and philosophies to create a new category - the “PRM” or prospect relationship manager that allows us to leverage off of the integrated auto dialer telephony and SaaS model.

Our five-year plan includes an additional focus on the OSJ broker-dealers and wire-houses. The Company also intends to begin the launch into additional revenue streams such as vertical markets that utilize outbound calling of the broker-dealer segment. Investor relations and public relations functions and insurance brokers, mortgage brokers, credit card marketers, water purification companies, and real estate/timeshare sellers are high potential markets and the Company intends to break into this market in the future in order to fully maximize its potential.

In addition, the Company also intends to seek out, for acquisition, other small synergistic ISDs (independent software developers). In order to entice these developers, the Company intends to use its stock as currency for these acquisitions. At present, no agreements have been entered into relative to this planned acquisition and there is no guarantee that the Company will be able to acquire such independent software developers.

Dependence on Customers

The Company has, at present, four customers each exceeding 10% of our revenue for the fiscal year ending December 31, 2007, and on which the Company is materially dependent:

Customer Name	Percentage of Revenue
Morgan Stanley	22.57%
Gunn Allen	32.19%
JP Turner	17.08%
National Securities	15.84%

Products and Solutions

Our Broker’s e-Vantage software products provide an affordable ASP/web-based system to brokerage firms and brokers. We believe that the system allows brokers to improve prospecting, improve the quality of contact leads and improve client relationships by personalizing communications. We believe that firms using our web-based software will receive the cost-effective benefit of centralizing the operating costs and expenses by “leasing” the services versus buying and installing software, and reducing their outbound calling costs. In addition, we offer VoIP-services that are complemented by software development and software products. The full package of products and services that we intend to market are as follows:

  The Brokers e-Vantage System

  Integrated Online Auto Dialer

  VoIP telephony

  Federal Do Not Call Compliance tools/Teleblock(R)

  Patriot Act Compliance tools

  Call Monitoring and Recording

  Permission Based E-Mail Modules

  Custom Flash Design

  Custom Data File List brokerage

  Online “Lead Wizard” automated List brokerage

  Custom List compilation services

  Integrated Quotation Access

  Calendar Follow-up and “pop-up” Features

  Unlimited “flat fee” data integration

  Unlimited customer service

  Hosted “Turn Key” PBX Solutions

Our SLM Solution based on ACT! for Financial Professionals (AFFP) is an alternative solution to TBeV. We provide a complete turnkey solution at a one-time fee. SLM customizes AFFP for the individual end users very specific needs, we migrate all of their data from all previous applications and provide the end user with a seamless transition.

The various products and solutions described above are currently being actively marketed. The Company continuously makes upgrades and changes to all its products to meet the constantly changing demands and needs of its target market.

We believe that the Company’s products and solutions are designed to provide substantial value to securities brokerage firms and their brokers. The system provides its users with the following:

1.
Targeted, personalized information to prospects augmenting initial broker calls. Captures specific demographic and psychographics information from initial contacts with prospects. The personalized information will be used by the system and broker to deliver specific investment information for the investor via email.

2.
A delivery mechanism for more effective follow-up or secondary point of contact. In this follow-up, specific research reports or updated information could be sent to the investor. There will also be a mechanism for tracking all communication providing historical reference. All email campaigns are pre-approved by a firm’s compliance department.

3.
Integrated capabilities for delivering targeted information while promoting credibility. The credibility of both the broker and the firm is a critical factor in closing a deal. The system’s integrated email system provides differentiation and the difficult-to-achieve “personal touch” from potentially thousands of miles away. This will improve the user’s ability to develop a stronger relationship. An added value of this system is rich-media email, which, the Company believes, has a higher probability of viewing. The emailed information and content, which may include the securities broker’s biography and photograph, will establish credentials and substantiate the securities broker’s offering.

4.
Enables the broker to be able to reach a higher percentage of prospects with limited phone time. Therefore, prospects that do not have time to discuss investment opportunities are usually dropped from the lead funnel in the normal process. The

Company’s integrated tool allows a broker to immediately capture the e-mail address and send a follow-up to the initial contact improving chances of maintaining the prospect.

5.
Improved methods for qualification and tracking prospect information. For example, when the client receives the initial e-mail, he will have the opportunity to update the information. Therefore, the information will be more accurate and detailed.

6.
A foundation for more efficient lead-management processes. The securities broker’s time is no longer spent reviewing paperwork and instead can concentrate on other value-added tasks such as differentiating time zones, net worth information, etc. This reduction of administrative tasks, in turn, allows more time to actually dial the phone, which transfers to higher call volumes. The system also automates some of the processes of capturing information. This information allows the broker to be a more effective salesman by letting him better understand his customer’s needs. The Broker’s e-Vantage sales lead management system is designed to allow a broker to have more of the information/ammunition needed, which will directly lead to higher close ratios.

7.
Enhances lead management and workflow processes for brokers to augment prospect closing. With integrated workflow processes, the client answers the majority of the information needed to close the deal in the initial phone call and email.

8.
Assists in the consolidation of lead resources, lead tracking and lead management throughout the enterprise. Leads are not managed centrally in most firms today. They are written down on a lead card that brokers use to follow up with a phone call. These cards are often lost, discarded, stolen or forgotten about.

9.
Delivers personalized information for each individual broker utilizing a customized e- mail, which includes the securities broker’s picture and resume. Market research finds that the number one objection to a prospect saying “yes” is a lack of familiarity or trust. Therefore, this feature greatly reduces these barriers. Currently, brokers have clients send them millions of dollars without ever meeting or confirming credentials. Meanwhile, the client may have ten times the amount of money at his local brokerage account. If the prospect feels comfortable, a broker should be able to increase the percentage of the prospect’s money he manages. A customized e-mail personalizes the experience by being able to see whom they are dealing with, the credentials of the broker/firm and the products the prospect would be buying. The prospect will then have inclusive detailed information directly in front of him. Although the prospect and broker are not actually meeting face to face, the electronic channel allows a familiarity that did not exist and increases the prospects comfort and trust.

10.
Enables the management of a brokerage firm to have pinpoint accuracy for accountability of each individual broker. The system has different access authority levels for individual brokers and management in the Company’s system directory. This enables management to evaluate the firm as a whole or track an individual securities broker’s daily, monthly and annual performance. Management is able to determine the number of leads sent out and the number actually followed up on. They can also analyze the number of leads converted into accounts. Lastly, management can cross-reference prospects’ leads versus individual brokers to determine combinations that work well together.

11.
Assists in compliance efforts. The prospects’ financial data is retrieved by the prospects’ return email, thereby assisting in the elimination of unsuitable accounts in a timely manner. Digital call recording and monitoring is also available for sales or compliance use.

12.
Eliminates substantial overhead in the secretarial, administrative and mail room functions. Research indicates between $300 and $1,000 per month for each individual securities broker’s lead fulfillment costs. Using the Broker’s e-Vantage System at the price points indicated herein will save the user a significant amount each month.

13.
Closes the “window” or time lag between an introductory call to a prospect and the follow-up. The Company estimates follow-up will be 1-2 days using the Broker’s e- Vantage sales lead management system vs. 7-10 days using traditional methods.

14.
Recording/Monitoring and Remote Monitoring. Calls can be recorded to ensure that the buyer’s instructions are well documented. Compliance officers can also monitor brokers’ conversations without having to be there in person.

15.
The Federal Do Not Call Compliance tools are based on Teleblock® (A Call Compliance tool from Call Compliance, Inc.). The SLM auto dialer has an integrated cueing ability to flash DNC warning. The tool runs all phone calls through a query and matches to federal and state do not call list, and creates an exceptions for calls that do need to go through.

We gross $0.005 per call whether the call goes through or not.

16.
Patriot Act Compliance tools assist in meeting the requirements of the USA PATRIOT (Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism) Act of 2001. The Act imposed many new requirements on financial institutions, ranging from tighter anti-money laundering measures and heightened Bank Secrecy Act compliance processes to revised operational requirements for Office of Foreign Assets Control (OFAC) compliance.

17.
Call Monitoring (currently being developed) will allow monitoring and recording capability. Compliance officers can type in an IP address and monitor phone call for future reference (to display to the SEC). They can also record the call on a hard drive for future reference. Broker can also record the call on a hard drive.

18.	We can develop custom Flash Design presentations on an as needed basis for brokers that need to pitch specific companies. This product will represent a revenue stream of $25 per presentation.

19.
An Integrated online auto-dialer. SLM has developed multiple solutions for many varying PBX environments allowing the installation of the SLM auto-dialer in almost any client location. The dialer has been implemented in traditional PBX, Hybrid PBX/VoIP and pure VoIP systems using both SLM developed software, hardware and “black box” solutions.

20.
Hosted “Turn Key” PBX Solutions. SLM now offers hosted PBX solutions, which allow for the establishment of new offices or for the upgrade of antiquated in house PBX users to acquire all the features of modern day digital telephony at a fraction of the up-front cost. Users can choose from VoIP services that include a variety of rate plans and robust features (call waiting, mailbox, digital call assignment, etc.) and have there “virtual” PBX managed professionally off-site.

Value Proposition to the Customer

Our research and testing indicates that the use of our products and solutions will significantly increase the number of sales a financial advisor can close. Through comprehensive data management or users will:

  personalize contact relationships

  lower the amount arbitrations

  increase accountability on employees/team members

  increase the amount of people that can be contacted in one day.

Market Description and Size

Based on the amount of registered brokers and advisors with the Financial Industry Regulatory Authority, there over 500,000 people we have the ability to sell our products and solutions to. Our average revenue per seat is 1,200.00 representing a potential $600,000,000 market.

Target Customers

The Company believes, although there are no guarantees, that all of the 500,000 brokers and advisors can benefit from utilizing our products and solutions, however there are many organizations that do not allow their employees to make software decisions and many have their own internal systems. While the Company entertains enterprise relationships, our base target is the end user. The 500,000 potential users are scattered throughout the United States, however by selling direct to the end users 99% of our sales are anticipated to be through telemarketing. SLM intends to use telemarketing to initiate sales with those potential users and expects 99% of the Company’s sales to be processed by this method.

Market Segmentation

Our current target industry is the retail financial services industry. It is for this industry that our first products and solutions have been specifically designed. The financial service industry is broken down into four primary segments as follows:

1.	Securities brokers and dealers

2.	Commodities contract brokers/dealers

3.	Investment advisors

4.	Securities and commodities services

The specific segments of the financial services industry that we are targeting is the securities brokers and dealers and investment advisors, which contains 500,000 potential end users for our product and services.

We believe that after we achieve our goals for the financial services industry, of which there can be no assurance, our product and services can easily be modified and marketed to other industries such as pharmaceutical, communications, or other industries such as investor relations and public relations.

Intellectual Property

We rely on trademark and copyright law, patent law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property. We also rely on unpatented technology and trade secrets. We assert a copyright ownership interest in our proprietary source code and a trademark ownership interest in our “Broker’s e-Vantage” trademark and “SLM” logo, and have filed copyright and trademark applications in the appropriate jurisdictions. Such application is currently pending.

Government Regulations

The use of the Internet for commerce and data transfer has evolved significantly through the years. At present, Federal, state, local or foreign governments have adopted and may continue to implement regulations covering issues such as user privacy, pricing, content and quality of products and services. Although many of these regulations may not apply to our business directly, we expect that laws and regulations regulating the solicitation, collection or processing of personal/consumer information of the Internet would have a direct or indirect effect upon our business. It is possible that legislation could expose companies involved in Internet commerce to liability, which could limit the growth of the general use of the Internet. If enacted, such laws, rules or regulations could limit the market for our products and services, which could have a material adverse effect on our business and operations.

In addition, securities brokers/dealers and other financial professionals are subject to strict government regulation. For example, the Financial Industry Regulatory Authority (“FINRA”) regulates communications between securities brokers and prospective customers. There can be no assurance that new regulations prohibiting or restricting e-mail communications will not be adopted. Furthermore, although the resales of sales lead lists are not presently regulated by the Federal or state governments, such governmental entities could adopt such regulations in the future. The adoption of these types of regulations could have a material adverse effect on our business, operations and financial condition.

Marketing and Advertising

The Company has enacted a comprehensive marketing plan for 2008. The plan encompasses a direct mail, advertising and significant “key-ad” response campaign utilizing Google and the professional placement of those ads with an agency known to be “best in class” for the campaign. Commission structures for salesman have been formulated to offer recurring incentives to existing sales consultants and new hires. The Company also intends to attend at least two industry specific conferences in 2008 and exhibit at both.

At present, the Company utilizes one outside marketing consultant, Discovery Database. Our marketing efforts also include the employment of fifteen (15) full-time sales consultants, 100% commission based that prepares in-house generated e-mails and telephone business-to-business campaigns to broker/dealers and direct campaigns to registered representatives.

Research and Development

The Company spent $134,538 to date for research and development. This was incurred in relation to the development of the TbeV system and the Company absorbed such costs with no portion thereof being passed on to customers of the Company.

Competition

There are many products available to assist securities brokers and dealers in organizing their business; however, we are not aware of any software currently available that would allow a securities broker to hold himself fully accountable and provide an organized lead management system and a more productive time management system. There are currently no products or services that are offered as a package specifically for the financial services industry. An individual securities broker can set up his/her own email or a broker dealer can buy a direct dial management system, however, the Company is not aware of any systems available to successfully integrate with such dial system with a system to manage leads and productivity.

The Company believes it is the only firm that has developed a niche specific ASP product to be marketed solely to the financial brokerage industry with the functionality of TBeV. As such, direct competition at this time is limited. If the Company is successful, it is likely that other firms will enter the market place; however, the Company believes that its early entry into the market will help it establish its brand and product and give it a competitive advantage against these firms. The use of this product will not require brokers to re-invent how they perform their jobs. Most software installations require the user to spend significant time and energy to become familiar with the application. This will clearly not be the case with the Company’s initial product. The learning curve is rapid due to an intrinsically user-friendly system. Additionally there are many software products that can serve the purpose of lead management and customized communications with customers.

Competitive Advantages

The Company believes it has a competitive advantage in its target market for several reasons. First, because no product with the functionality similar to the Company’s Broker’s e-Vantage sales lead management system has yet been brought to market. A second advantage is in the packaging of the Company’s services. If a broker/dealer wants to create and implement a sales lead management system similar to the Company’s, it is estimated that such will cost a substantial amount of money. The Company offers these services for affordable fees. The experience of our management in this niche market also proves to be a major edge because they are intrinsically aware of the specific needs broker dealers.

The Company’s research has shown that there is no tool in the market place today that can assist the securities broker in actually finding and developing client relationships. Most of the securities brokers and their managers who have seen TBeV demos or have used the TBeV system immediately appreciate the value proposition and want to be involved with its implementation and roll-out.

Employees

As of March 31, 2008, the Company has three (3) full time employees, of which two (2) are executive officers.

Employment Agreements

Effective April 1, 2006, the Company’s employment agreement with Jason Bishara, our Executive Chairman expired. Mr. Bishara currently serves as an Employee of the Company without the benefit of a formal agreement.

The Company plans to convene a Compensation Committee by the second quarter of 2008 for the purpose of structuring a new agreement with Jason Bishara at that time. It is anticipated that the Company will seek a two to four year employment contract with salary ranges between $200,000 and $350,000 annually for Mr. Bishara.

Mr. Jon Finkelstein receives an initial base salary of $200,000. Under the terms of his employment agreement, he is also entitled to a bonus in the amount of $100,000 payable in the form of an eight month note, which is payable at a rate of $0.50 for every net dollar raised by the Company at any time after the execution of his employment agreement. The note shall be payable in full upon the earlier of after eight months from the execution of his employment agreement or at the time the Company obtains gross revenues from any sources in the amount of at least $1,000,000.00. Mr. Finkelstein is also entitled to additional bonus in the amount of $100,000 if the Company obtains revenues in the amount of $2,500,000 within a period of 14 succeeding months after the execution of this Agreement, as well as a bonus in the amount of $100,000 if the Company obtains revenues in the amount of $5,000,000 within a period of 14 succeeding months after the execution of his employment agreement.

ITEM 2.      DESCRIPTION OF PROPERTY

The Company does not own or lease any property.

ITEM 3.      LEGAL PROCEEDINGS

We are not party to any material legal proceedings, nor, to the knowledge of the Company, is there any such proceeding threatened against it.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company has not submitted any matters to a vote of the Company Shareholders during the last fiscal year.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

As of March 31, 2008, our common stock is quoted and traded under the symbol “SMHI” on the Over the Counter Bulletin Board.

There is a limited trading market for our common stock. There is no assurance that a regular trading market for our common stock will develop or if developed that it will be sustained. A shareholder in all likelihood, therefore, may not be able to resell his securities should he or she desire to do so when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Below is the market information pertaining to the range of the high and low bid information of our common stock for each quarter since year 2007. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Period	Low	High
2007
Fourth Quarter	$0.20	$0.20
Third Quarter	$0.21	$0.21
Second Quarter	n/a	n/a
First Quarter	n/a	n/a
2008
First Quarter	$0.10	$0.12

Source: http://www.otcbb.com/

Holders

As of March 31, 2008, there were 545 holders of record of our common stock.

Dividends

No cash dividend was declared in 2007.

Recent Sale of Unregistered Security

On January 7, 2008, the Company issued convertible promissory notes in the aggregate amount of $25,000 and a one-year warrant to purchase 25,000 shares of the Company’s common stock. The Company also issued 25,000 shares of common stock at an average of $0.20 to certain accredited investors under the terms of the convertible promissory notes.

Equity Compensation

Below is a table showing all compensation plans previously approved by security holders and all compensation plans not previously approved by security holders.

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan category	warrants and rights	rights	reflected in column
Equity compensation plans
approved by security
holders	1,555,416	$0.39	33,929,584
Equity compensation plans
not approved by security
holders	0	0	0
Total	1,555,416	$0.39	33,929,584

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND
RESULTS OF OPERATIONS

This report contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” and similar expressions. All of the forward-looking statements contained in this annual report are based on estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market and other factors. Although we believe such estimates and assumptions are reasonable, they are inherently uncertain and involve risks and uncertainties. In addition, management’s assumptions about future events may prove to be inaccurate. We caution you that the forward-looking statements contained in this annual report are not guarantees of future performance and we cannot assure you that such statements will be realized. In all likelihood, actual results will differ from those contemplated by such forward-looking statements as a result of a variety of factors. Except as required by law, we undertake no obligation to update any of these forward-looking statements.

Overview

SLM Holdings, Inc. is a Delaware corporation formed in October 2002. It is the holding company for our operating subsidiary, Sales Lead Management, Inc. (“SLM”), a New York corporation formed in May 2001. As the Company and its core products evolved, the acronym SLM was changed to stand for “Software Leveraged Marketing.” Through SLM, we specialize in developing products and technology designed to assist businesses that rely on sales to retail customers in the financial services industry, such as securities brokers. Accordingly, our product manages the sales leads and customer prospects of such businesses in a more efficient manner by enabling them to increase the proportion of sales leads that are converted to actual sales. Specifically within the retail financial services industry, we have identified the securities brokerage industry as our first target market.

Trends and Events

There are no known trends or events that the Company anticipates will have a material impact on its short or long-term liquidity. However, the Company currently needs additional capital, which it intends to resolve by beginning discussions with financial institutions and/or retail broker/dealers. At present, no arrangement or agreements have been entered into regarding the financing requirements of the Company.

Critical Accounting Policies and Estimates

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

Intangible assets

Intangible assets are initially measured based on their estimated fair values. Intangible assets are being amortized on a straight-line basis over either a 10-year period or over the contract period and are stated at cost net of accumulated amortization of $51,111 and $0, respectively.

Impairment of Goodwill

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during the year resulted in no impairment losses.

Revenue Recognition

Revenues from its software tools and data services are recognized ratably as earned over the term of the subscriptions. The Company invoices and is paid on a monthly basis for access to its proprietary software and database.

Off Balance Sheet Arrangements

The Company had no off balance sheet transactions during the fiscal year covered by this report.

Results of Operations for the Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Results of Operations.

Revenues.We generated revenue of $156,250 for the year ended December 31, 2007, as compared to $314,290 for the year ended December 31, 2006. The decrease in revenues from 2007 to 2006 was primarily due to the fact that we concentrated our efforts on raising capital and acquisitions, decreased our sales force therefore, generating less revenue.

Operating Costs and Expenses. For the year ended December 31, 2007, our total operating expenses were $2,820,724, as compared to total operating expenses of $1,817,607 for the year ended December 31, 2006.The increase in total operating expenses was due primarily to the issuance of $975,000 of stock in connection with services and the funding.

Consulting Fees. SLM also had an increase in consulting fees from $88,475 for the year ended December 31, 2006 to $457,331 for the year ended December 31, 2007 due to the reduction of employees and increasing its [BPO] services in an effort to reduce corporate expenditure.

Interest Expense. For the year ended December 31, 2007, our total interest expense was 1,453,933 as compared to total interst expense of $2,048,989 for the year ended December 31, 2006.This decrease is due to the difference in debt and funding that the company had between the two years.

Liquidity and Capital Resources. We had cash of $19,459 and accounts receivable of $23,402 as of December 31, 2007, together with $7,770 of prepaid expenses making our total current assets $50,631.

We had cash of $40,228 and accounts receivable of $25,124 as of December 31, 2006, together with $45,445 of prepaid expenses making our total current assets $110,797.

To date we have funded our operations primarily from multiple sales of private placement of our securities to accredited investors, loans from accredited investors including a Board advisor and an Institutional placement of a senior loan with the Aegis New York State Venture Capital Fund. Our Executive Chairman have also loaned the Company $100,000. We have raised approximately $5,000,000 to date.

To date, we have incurred substantial losses, and will require financing for working capital to meet our operating obligations. We anticipate that we will require financing on an ongoing basis for possible the first two quarters of 2008, which we will seek. There can be no assurance that such financing will be available. We intend to seek to raise up to $5,000,000 in additional funding through the private issuance of common stock. The net proceeds from the offering will be used to pay down any non-converted Notes including Aegis Capital and leave the Company in excess of $3,000,000 of net proceeds to operate and grow sales and earnings for the next twenty-four months. SLM may also utilize the funds along with its shares to acquire one several other possible private software companies that Management has identified to have compelling synergies to SLM and our product line. We have not entered into any agreements with any entity or banker for such financing and there can be no assurance that we will be able to do so.

The Software as a Service model (SOS) that we have structured our business around is an extremely tried and tested approach. Management believes that if handled properly, the margins for the right software solution can be significant as witnessed by many of the industry leaders including IBM and Salesforce.com. Management anticipates turning profitable sometime during the second quarter of 2008.

The costs to be incurred, as well as the obligations that need to be met by reason of becoming a publicly reporting company will be taken from revenues earned through operations. We also intend to secure additional financing from outside sources in order to meet these costs and obligations. At this time, no agreements have been entered into relative to future financing of the Company and there are assurances that such will be obtained.

Going Concern

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history and has incurred losses from operations since its inception. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters include continued development and marketing of its products as well as seeking additional financing arrangements. Although, management continues to pursue these plans, there is no assurance the Company will be successful in obtaining sufficient fees from its products or financing on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

16

ITEM 7.      FINANCIAL STATEMENTS

Index to Financial Statements for SLM Holdings, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm	F–1
Consolidated Balance Sheets as of December 31, 2007 and 2006	F–2
Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006	F–3
Consolidated Statements of Stockholders’ Deficiency for the Years Ended December 31, 2007 and 2006	F–4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006	F–5
Notes to Consolidated Financial Statements for the Years Ended December 31, 2007 and 2006	F–6 - F–19

17

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
SLM Holdings, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of SLM Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SLM Holdings, Inc. and Subsidiary as of December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a stockholders’ deficiency, incurred losses from operations for the years ended December 31, 2007 and 2006 and needs to raise additional capital to fund its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Melville, New York
March 26, 2008

F–1

SLM Holdings, Inc. and Subsidiary
Consolidated Balance Sheets
for the Years Ending December 31, 2007 and 2006

	2007	2006
ASSETS
Current Assets
Cash and Cash Equivalents	$19,459	$40,228
Accounts Receivable	23,402	25,124
Prepaid Expenses and Other Current Assets	7,770	45,445
Total Current Assets	50,631	110,797

Property and Equipment, Net	20,369	107,049

Other Assets
Intangible Assets, Net	48,889	0
Goodwill	1,480,000	0
Security Deposits	3,341	5,674
Total Other Assets	1,532,230	5,674

TOTAL ASSETS	$1,603,230	$223,520

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts Payable and Accrued Expenses	$644,940	$276,084
Deferred Compensation	398,130	202,605
Equipment Loans Payable	11,910	10,098
Notes Payable	437,500	0
Notes Payable - Related Parties	105,000	105,000
Convertible Notes Payable - Net of Discount	780,000	1,645,000
Total Current Liabilities	2,377,480	2,238,787

Long-Term Liabilities
Note Payable - Venture Fund	352,748	400,000
Equipment Loans Payable, net of current portion	31,033	43,158
Total Long-Term Liabilities	383,781	443,158
Total Liabilities	2,761,261	2,681,945

Stockholders' Deficiency
Preferred Stock - $.0001 par value, 10,000,000 Shares Authorized, None Issued and
Outstanding at December 31, 2007 and 2006	–	–
Common Stock - $.0001 par value, 100,000,000 Shares Authorized, 59,285,833 and
36,981,050 Shares Issued and Outstanding at December 31, 2007 and 2006, respectively	5,929	3,698
Additional Paid-In Capital	15,229,550	9,813,252
Accumulated Deficit	(16,393,510)	(12,275,375)
Total Stockholders' Deficiency	(1,158,031)	(2,458,425)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,603,230	$223,520

See Notes to Consolidated Financial Statements
F–2

SLM Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
for the Years Ended December 31, 2007 and 2006

	2007	2006
Revenues	$156,520	$314,290

Operating Costs and Expenses
Marketing and Advertising	68,692	129,464
Consulting Fees	457,331	88,475
Consulting Fees - Related Party	28,500	–
Rent	16,752	104,390
Professional Fees	235,139	290,006
Travel and Entertainment	47,976	85,970
Office	29,395	44,340
Other General and Administrative Expenses, including $1,425,337 and $48,000 of
Stock-Based Compensation in 2007 and 2006, respectively	1,821,749	976,902
Depreciation and Amortization	115,190	98,060

Total Operating Expenses	2,820,724	1,817,607

Loss from Operations	(2,664,204)	(1,503,317)

Interest Expense, Net	1,453,933	2,048,989

Net Loss	$(4,118,137)	$(3,552,306)

Net Loss per common share:
Basic and diluted	$(0.09)	$(0.11)

Weighted average number of shares outstanding	48,336,244	31,808,133

See Notes to Consolidated Financial Statements
F–3

SLM Holdings, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Deficiency
for the Years Ended December 31, 2007 and 2006

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2006	29,604,800	$2,960	$7,401,834	$(8,723,069)	$(1,318,275)
Issuance of Common Stock	137,500	14	54,986		55,000
Issuance of Common Stock in connection
with Services	120,000	12	47,988		48,000
Issuance of Common Stock in connection
with financing	1,000,000	100	399,900		400,000
Issuance of Common Stock in connection
with Exercise of Stock Options	5,000,000	500	99,500		100,000
Issuance of Common Stock in connection
with Exercise of Warrants	100,000	10	1,990		2,000
Granting of Warrants and Value of
Beneficial Conversion Feature in
Connection with Note Payable -
Venture Fund			935,335		935,335
Granting of Warrants and Value of
Beneficial Conversion Feature in
Connection with Convertible Notes			3,595		3,595
Value of Beneficial Conversion Features
in Connection with Convertible Loans			500,000		500,000
Conversion of Bridge Loan Financing
and Related Accrued Interest	1,018,750	102	299,898		300,000
Stock based Compensation			68,226		68,226
Net Loss				(3,552,306)	(3,552,306)
Balance at December 31, 2006	36,981,050	3,698	9,813,252	(12,275,375)	(2,458,425)

Issuance of Common Stock	62,500	6	12,494		12,500
Conversion of Bridge Loan Financing
and Related Accrued Interest	6,671,828	667	1,782,989		1,783,656
Issuance of Common Stock in connection
with Conversion	2,214,539	221	885,595		885,816
Cost associated with Private Placement
Memorandum			(5,000)		(5,000)
Issuance of Common Stock in connection
with Financing	898,500	90	252,630		252,720
Issuance of Common Stock in connection
with Exercise of Warrants	675,000	68	13,432		13,500
Issuance of Common Stock in connection
with Services	6,532,416	654	1,424,683		1,425,337
Issuance of Common Stock in connection
with Asset Purchase Agreement	5,250,000	526	1,049,474		1,050,000
Net Loss				(4,118,137)	(4,118,137)
Balance at December 31, 2007	59,285,833	$5,929	$15,229,550	$(16,393,510)	$(183,031)

See Notes to Consolidated Financial Statements
F–4

SLM Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
for the Years Ended December 31, 2007 and 2006

	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(4,118,137)	$(3,552,306)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Loss on Disposals of Property and Equipment	22,601	0
Depreciation and Amortization	115,190	98,060
Accretion on Discount and Beneficial Conversion Value on Convertible Notes Payable	0	500,000
Issuance of Stock Based Compensation	1,425,337	116,226
Issuance of Common Stock for Interest	1,138,536	400,000
Issuance of Warrants		938,930
Changes in assets and liabilities:
Accounts Receivable	(1,722)	(6,095)
Prepaid Expenses	37,375	(35,862)
Employee Advances	300	(2,258)
Security Deposits	2,333	11,643
Accounts Payable and Accrued Expenses	383,184	(45,626)
Deferred Compensation	195,525	25,614
Net Cash Used In Operating Activities	(799,478)	(1,551,674)

Cash Flows from Investing Activities:
Proceeds from Sales of Property and Equipment	4,274	0
Software Development Costs	0	(19,924)
Net Cash Provided by (Used In) Investing Activities	4,274	(19,924)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock, Net of Costs	12,500	55,000
Proceeds from Issuance of Common Stock for Exercise of Warrant	13,500	2,000
Payments to Equipment Loan Payable	(10,313)	(8,453)
Proceeds from Notes Payable	57,500	–
Proceeds from Convertible Notes	748,500	1,195,000
Payments to Convertible Notes	0	(70,000)
(Payments to) Proceeds from Venture Fund	(47,252)	400,000
Proceeds from Related Parties	0	35,000
Net Cash Provided By Financing Activities	774,435	1,608,547
(Decrease) Increase in Cash and Cash Equivalents	(20,769)	36,949
Cash and Cash Equivalents - Beginning of Year	40,228	3,279
CASH AND CASH EQUIVALENTS - END OF YEAR	$19,459	$40,228

Schedule of Non-Cash Financing Activities:
Issuance of Common Stock in connection with Conversion of Convertible Notes and
Related Interest	$1,783,656	$300,000
Issuance of Common Stock in connection with Asset Purchase Agreement	2,025,000
Issuance of Common Stock for Exercise of Stock Options		100,000

See Notes to Consolidated Financial Statements
F–5

SLM Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2007 and 2006

Note 1 - Nature of the Business

Sales Lead Management, Inc. (“SLM”) was incorporated as a New York corporation on May 10, 2001 (“Inception”). SLM has developed software tools and data files which are provided via an application service provider (“ASP”) model to a variety of sales professionals throughout the country. SLM’s technology allows the users to access The Broker’s e-Vantage (“TBEV”) system, a prospect management and lead fulfillment solution for financial professionals. SLM has devoted substantially all its efforts to research and product development and raising capital.

Note 2 - Going Concern

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history and has incurred losses from operations since its inception. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters include continued development and marketing of its products as well as seeking additional financing arrangements. Although, management continues to pursue these plans, there is no assurance the Company will be successful in obtaining sufficient fees from its products or financing on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated Financial Statements include the accounts of SLM Holdings, Inc., the parent company, and its wholly owned subsidiary, Sales Lead Management, Inc., after elimination of all material intercompany accounts, transactions, and profits.

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

F–6

SLM Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)
for the Years Ended December 31, 2007 and 2006

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, cash equivalents, accounts receivable, accounts payable and other accrued expenses approximate their fair values due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable approximates fair value.

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

Intangible assets

Intangible assets related to customer relationships and contracts are initially measured based on their estimated fair values. Intangible assets are being amortized on a straight-line basis over either a 10-year period or over the contract period and are stated at cost net of accumulated amortization of $51,111 and $0, respectively.

Impairment of Goodwill

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An

F–7

SLM Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)
for the Years Ended December 31, 2007 and 2006

impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during the year resulted in no impairment losses.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB No. 133 and 140. The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity’s first fiscal year beginning after September 15, 2006. The adoption of this standard on January 1, 2007 did not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also

F–8

SLM Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)
for the Years Ended December 31, 2007 and 2006

provides a guidance on de-recognition, classification interest and penalties, accounting in interim periods, disclosure and transition. The adoption of this standard on January 1, 2007 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements (continued)

In September 2006, The SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 expresses the views of the SEC staff regarding the process of quantifying the materiality of financial misstatements. SAB 108 requires both the balance sheet (iron curtain) and income statement (rollover) approaches be used when quantifying the materiality of misstatement amounts. In addition, SAB 108 contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years. SAB 108 is now effective for the Company and, for the fiscal year ended December 31, 2007, there was no impact on the Company’s consolidated financial statements from application of this bulletin.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of SFAS No. 115” (“FAS 159”). The new statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of FAS 159 on its financial position and results of operations.

In October 2006, FSP FAS 123R-5 was issued. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. Currently, this pronouncement has no effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of Fiscal 2008 and is still evaluating the effect, if any on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS 141, “Business Combinations.” SFAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a

F–9

SLM Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)
for the Years Ended December 31, 2007 and 2006

business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. The application of this statement is not expected to have a material effect on the Company’s results of operations or financial position.

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, and clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. The application of this statement is not expected to have a material effect on the Company’s results of operations or financial position.

Loss per Common Share

Basic loss per share is computed as net loss available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt. As of December 31, 2007 and 2006, 12,276,940 and 17,389,147, respectively, of options, warrants and convertible debt were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

Income Taxes

The Company uses the liability method to account for income taxes. The primary objectives of accounting for income taxes are to (a) recognize the amount of income tax payable for the current year and (b) recognize the amount of deferred tax liability or asset based on management’s assessment of the tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

At December 31, 2007, the Company had net operating loss carryforwards of approximately $6,210,000, which expire through 2026. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Based on this and the fact that the Company has generated operating losses through December 31, 2007, the deferred tax asset of approximately $2,318,000 has been offset by a valuation allowance of $2,318,000.

F–10

SLM Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)
for the Years Ended December 31, 2007 and 2006

Accounting For Stock-Based Compensation

The Company consummated various transactions where it paid the consideration primarily in options or warrants to purchase its common stock. These transactions include financing transactions and providing incentives to attract, retain and motivate employees, officers and directors.

Accounting For Stock-Based Compensation (continued)

When options or warrants to purchase the Company’s common stock are used as incentives for employees, officers or directors, the Company uses the fair value method required by SFAS No. 123R.

The fair value of options or warrants to purchase the Company’s common stock is determined using the Black-Scholes valuation method, a method widely accepted as providing the fair market value of an option or warrant to purchase stock at a fixed price for a specified period of time. Black-Scholes uses five variables to determine market value as follows:

  exercise price (the price to be paid for a share in the Company’s common stock);

  price of the Company’s common stock on the day the options or warrants are granted;

  the expected number of days that the options or warrants will be held before they are exercised, based on the average of their vesting and contractual periods;

  trading volatility of the Company’s common stock, based on historical prices for a retrospective period equal to the expected holding period together with certain other factors as applicable; and

  the annual risk free interest rate on the day the option or warrant is granted for the expected holding period.

The determination of expected volatility requires management to make certain estimates and the actual volatility may vary significantly from that estimate. Accordingly, the determination of the resulting expense is based on a management estimate. The Company determined to use a zero volatility on the basis that there are no other companies to use as a guideline and the lack of trading in the stock.

The fair value of options at date of grant in 2007 and 2006 was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

	2007	2006
Expected life (years)	5	5
Risk free interest rate	3.45%	4.7%
Volatility	0	0
Dividends	0	0

The weighted average fair value of each option at date of grant using the Black-Scholes fair value based method during 2007 and 2006 was estimated at $.24 and $.07, respectively.

F–11

SLM Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)
for the Years Ended December 31, 2007 and 2006

The following table represents our stock options granted, exercised, and forfeited during the years ended December 31, 2007 and 2006.

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise Price	Remaining	Intrinsic
	Number of	per Option	Contractual	Value
Stock Options	Options	($)	Term	($)
Outstanding at January 1, 2006	6,690,000	0.30	7.5	–
Granted	3,020,000	0.40	5.0	–
Exercised	5,000,000	0.02	6.0	–
Expired	25,000	0.02	0.0	–
Outstanding at December 31, 2006	4,685,000	0.33	3.8	180,500

Outstanding at January 1, 2007	4,685,000	0.33	3.8	180,500
Granted	220,000	0.40	10.0	–
Expired	3,339,584	0.35	0.0	–
Outstanding at December 31, 2007	1,565,416	0.39	5.9	9,000

Note 4 – Asset Acquisition

On August 21, 2007, the Company acquired certain assets of VerticalFalls Software, Inc., a privately held distributor of desktop-based software company. Under the terms of the purchase agreement, the Company issued 5,250,000 shares of the Company’s common stock. The following table summarizes the estimated fair value assets acquired and liabilities assumed at the date of acquisition.

Identifiable intangible assets	$100,000
Goodwill	1,480,000
Total assets acquired	$1,580,000

Current Liabilities	$530,000
Total liabilities assumed	$530,000
Net assets acquired	$1,050,000

F–12

SLM Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)
for the Years Ended December 31, 2007 and 2006

Note 4 – Asset Acquisition (continued)

Intangible assets, other than goodwill consist of the following at December 31:

	2007	2006
Customer Relationships	$50,000	$0
Contracts	50,000	0
	100,000	0
Less: accumulated amortization	51,111	0
Intangible Assets, Net	$48,889	$0

Amortization of intangible assets amounted to $51,111 and $ 0 for the years ended December 31, 2007 and 2006, respectively.

Unaudited Pro forma Consolidated Financial Information

The table below summarizes the unaudited pro forma results of operations assuming the acquisition of Vertical Falls was completed on January 1, 2007 and 2006. These unaudited pro forma results have been prepared for information purposes only and do not purport to be indicative of what the operating results would have been had the acquisition actually taken place on January 1, 2007 and 2006, and may not be indicative of future operating results.

For the years ended December 31:

	2007	2006
	Unaudited	Unaudited
Revenues	$365,585	$2,271,361
Net Loss	$(4,100,390)	$(3,900,836)
Net Loss per share	$(0.09)	$(0.13)

Note 5 - Property and Equipment

Property and equipment consists of the following at December 31:

	2007	2006
Computer Equipment	$104,044	$370,661
Furniture and Fixtures	–	2,000
	104,044	372,661
Less: accumulated depreciation	83,675	265,612
Property and Equipment, Net	$20,369	$107,049

Depreciation expense relating to fixed assets was $64,079 and $ 98,060 for the years ended December 31, 2007 and 2006, respectively.

F–13

SLM Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)
for the Years Ended December 31, 2007 and 2006

Note 6 – Equipment Loan Payable

The Company has financed equipment purchased with a financing company. Future minimum payments at December 31, 2007 are as follows:

2008	$11,910
2009	14,084
2010	16,949
$42,943

Note 7 – Notes Payable

As a result of the VerticalFalls acquisition (note 4) the Company has a line of credit in the amount of $300,000 with the bank. The line of credit bears interest at a rate of prime plus 1% and matures on May 15, 2008. The unpaid balance on the line of credit for the year ended December 31, 2007 was $300,000. The line is personally guaranteed by two of the stockholders.

In addition, the Company assumed a note payable to an third party. The note bears interest at a rate of 8% and is payable in full on the earlier of: (1) the buyer’s receipt of aggregate net proceeds from a private or public offering of its securities amounting to at least $700,000; or (2) after 120 days upon the execution of the asset purchase agreement. The unpaid balance on the note at December 31, 2007 was $80,000.

The Company entered into an employment agreement with one of the owners of VerticalFalls. Upon execution of the agreement, a bonus of $100,000 was payable in the form of an eight month note. The note is payable in full upon the earlier of (1) eight months from the execution of the agreement; or (2) at the time the Company obtains gross revenues from any source in the amount of $1,000,000. The unpaid balance on the note at December 31, 2007 was $57,500.

On April 11, 2006, the Company entered into an agreement with Aegis NY Venture Fund, LP. (the “Lender”) to borrow $500,000 for research and development costs for enhancing software and Web-enabled systems, expansion of sales force and the associated administrative personnel and for payment of suppliers for goods and services ordered after the closing. Interest only is due on the loan and payable in 24 consecutive monthly installments at the rate of 10.5% for the first quarter, increasing by .75% for each quarter thereafter. The principal is due in full on the second anniversary of the loan date. The Company may make payments on the principal and prepay the loan without penalty at any time. To induce the Lender, the Company issued a five-year warrant to purchase 6.5% of the fully diluted equity of the Company for a purchase price of $390,000. The Lender reserves the right to require the Company to redeem any shares purchased by the Lender at any time after the fifth anniversary of the initial funding at the fair market value. The Company recorded $935,335 of interest expense for the year ended December 31, 2006 for the fair value of the warrants issued. The beneficial conversion value represents the difference between the fair value of the common stock on the date of debenture was sold and the price at which the debt could be converted into common stock.

F–14

SLM Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)
for the Years Ended December 31, 2007 and 2006

Note 7 – Notes Payable (continued)

The Company must maintain its headquarters in the state of New York and at least 80% of its employees must be employed in the state of New York. At December 31, 2007, the outstanding balance of this loan was $352,748.

The agreement stipulates that no proceeds of this loan are to be used to repay any existing debts owed to the Company’s principals or affiliates. Any future borrowings require the prior written consent of the Lender and will be used to prepay the outstanding balance of the loan after the first $150,000 of future borrowings repays the existing $300,000 loan. The Company may also use an additional $150,000 of future borrowings to fund its operations as long as it meets its quarterly projections. All transfers of equity interests require the prior consent of the Lender. The Company may not make any distributions to employees or its affiliates while the loan is outstanding with the exception of salary payments and to reimburse its employees for reasonable business expenses.

The above loan is secured by a first priority interest in all assets of the Company and its subsidiaries and is personally guaranteed by two of the officers.

Note 8 - Convertible Notes Payable

In June 2005, the Company issued certain convertible promissory notes (the “Notes”) in the aggregate principal amount of $275,000 and a two-year warrant to purchase 275,000 shares of common stock at $2.50 per share to certain accredited investors under the terms of a Bridge Loan. The Notes bear interest at the annual rate of 10% and have a maturity of one year from the date of issuance. The notes and related interest are convertible at any time prior to maturity at the option of the holder at the rate of one share of common stock for each $.40 of principal and accrued interest. In March 2006, all of the investors opted to convert all principle and interest into the Company’s common stock.

In 2006, the Company issued certain convertible promissory notes (the “Notes”) in the aggregate principal amount of $556,000 and a two-year warrant to purchase 310,000 shares of common stock at $2.50 per share, 221,000 shares of common stock at $.50 and 25,000 shares of common stock at $.40 to certain accredited investors under the terms of the notes. The Notes bear interest at the annual rate of 10% and have a maturity of one year from the date of issuance. The notes and related interest are convertible at any time prior to maturity at the option of the holder at the rate of one share of common stock for each $.40 of principal and accrued interest.

On April 5, 2005, the Company issued a convertible promissory note to one of the Company’s investors in the aggregate principal amount of $50,000. The note bears interest at the annual rate of 10% and had a maturity of May 5, 2005 (the “Maturity Date”). The note and related interest were convertible at any time prior to maturity at the option of the holder at the rate of one share of common stock for each $1.00 of principal and accrued interest. On the Maturity Date, the holder was entitled to receive fifty thousand shares of the Company’s common stock. The Company had an option to extend the Maturity Date of this Note for an additional 30 days to June 5, 2005 (the “Extended Maturity Date”). The Company exercised its option to extend and continued to accrue interest during the period between the Maturity Date and the Extended Maturity Date and as a provision to extend the note; the Holder was entitled to receive an additional twenty five thousand shares of the Company’s common stock. This note was repaid in November 2006.

F–15

SLM Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)
for the Years Ended December 31, 2007 and 2006

Note 8 - Convertible Notes Payable (continued)

On February 5, 2005, the Company issued a convertible promissory note to one of the Company’s investors in the aggregate principal amount of $250,000. The note bears interest at the annual rate of 10% and had a maturity of April 2, 2005 (the “Maturity Date”). The notes and related interest were convertible at any time prior to maturity at the option of the holder at the rate of one share of common stock for each $1.00 of principal and accrued interest. On the Maturity Date, the holder was entitled to receive fifty thousand shares of the Company’s common stock. The Company had an option to extend the Maturity Date of this Note for an additional 60 days to June 2, 2005 (the “Extended Maturity Date”). The Company exercised their option to extend and continued to accrue interest during the period between the Maturity Date and the Extended Maturity Date and as a provision to extend the note; the Holder was entitled to receive an additional fifty thousand shares of the Company’s common stock.

In December 2005, the Company reached a settlement with the investor holding the above loan, under the terms of the settlement the investor will waive any penalties through June 2006 and completely eliminate any penalty clause upon issuance of a symbol and posted bid on the Company’s stock on any U.S. exchange. In exchange for his cooperation, the investor received 1,000,000 shares and a conversion right on the existing debt at .33 cents per share.

On April 18, 2005, the Company issued a convertible promissory note to one of the Company’s investors in the aggregate principal amount of $100,000. On January 18, 2006, the investor opted to convert all principal and interest into the Company’s common stock.

On January 26, 2006, the Company issued a convertible promissory note to one of the Company’s investors in the aggregate principal amount of $25,000. On October 20, 2006, the Company repaid this note.

On October 16, 2006, the Company issued a convertible promissory note to one of the Company’s investors in the aggregate principal amount of $50,000. In March 2007, the investor opted to convert all principal and interest into the Company’s common stock.

On November 10, 2005, the Company entered into a Loan Agreement (the “Loan Agreement”) with one of the Company’s investors. The Loan Agreement provides for no less than $50,000 to be made available on the 10th of each month beginning November 10, 2005 and ending April 10, 2006 for a total facility of $300,000. Borrowings bear interest at the rate of 10% on the outstanding balance. The maximum amount that may be outstanding under the Loan Agreement is $300,000 through November 10, 2006 (the Maturity Date), when all principal and accrued interest become due. The balance of principal and interest automatically converted into a note issued by the Company each month. Under the terms of the Loan Agreement, at any time prior to the Maturity Date, at the option of the investor, any or all of the unpaid principal and interest may be converted into common stock, par value $.0001 of the Company at the rate of 2 shares for every $1 of principal or interest. Furthermore, the investor received 200,000 shares of the Company’s common stock upon executing the agreement. In March 2007, the investor opted to convert all principal and interest into the Company’s common stock.

F–16

SLM Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)
for the Years Ended December 31, 2007 and 2006

Note 8 - Convertible Notes Payable (continued)

On October 19, 2006, the Company entered into a Loan Agreement (the “Loan Agreement”) with one of the Company’s investors. The Loan Agreement provides for a total facility of $500,000. Borrowings will bear interest at the rate of 10% on the outstanding balance. Under the terms of the Loan Agreement, at any time prior to the Maturity Date, at the option of the investor, any or all of the unpaid principal and interest may be converted into common stock, par value $.0001 of the Company at the rate of 1 share for every $.20 of principal or interest. Furthermore, the investor received 1,000,000 shares of the Company’s common stock upon executing the agreement. Currently the outstanding balance of the loan is $500,000, with a maturity date of April 2007. The Company recorded $500,000 of interest expense for the year ended December 31, 2006 for the beneficial conversion value of the note. The beneficial conversion value represents the difference between the fair value of the common stock on the date of debenture was sold and the price at which the debt could be converted into common stock. In March 2007, the investor opted to convert all principal and interest into the Company’s common stock.

On January 17, 2007, the Company issued a convertible promissory note to one of the Company’s investors’ in the aggregate principal amount of $50,000. In March 2007, the investor opted to convert all principal and interest into the Company’s common stock.

In 2007, the Company issued certain convertible promissory notes (the “Notes”) in the aggregate principal amount of $748,500 and a one-year warrant to purchase 748,500 shares of common stock at $1.00 per share, 748,500 shares of common stock at an average of $.20 to certain accredited investors under the terms of the notes. The Notes bear interest at the annual rate of 10% and have a maturity of one year from the date of issuance. The notes and related interest are convertible at any time prior to maturity at the option of the holder at the rate of one share of common stock for each $.20 of principal and accrued interest. By the end of 2007, most of the investors which held notes totaling $318,500 opted to convert all principal and interest into the Company’s common stock.

Note 9 - Related Party Transactions

Related Party Loan

On June 1, 2005, the Company issued a convertible promissory note to the wife of an officer of the Company, in the aggregate principal amount of $60,000. The note bears interest at the annual rate of 10% and had a maturity of June 1, 2006 (the “Maturity Date”). The note and related interest were convertible at any time prior to maturity at the option of the holder at the rate of one share of common stock for each $.40 of principal and accrued interest.

On September 15, 2005, the Company replaced this note with a promissory note in the aggregate principal amount of $85,000. The note bears interest at the annual rate of 10% and has a maturity of December 31, 2006 (the “Maturity Date”). The accrued interest is payable on the maturity date. The note is non-negotiable and may not be sold, transferred, pledged, assigned or hypothecated without the prior written consent of the Company. In the first quarter of 2006, the related party lent the Company an additional $20,000. The outstanding balance as of December 31, 2007 was $105,000.

F–17

SLM Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)
for the Years Ended December 31, 2007 and 2006

Note 10 - Stockholders’ Deficiency

Warrants

The following table summarizes the Company’s activity as it relates to its warrants for the years ended December 31, 2007 and 2006:

		Weighted
		Average
	Shares	Exercise Price
Balance outstanding at January 01, 2006	2,775,000
Issued	3,914,369	0.35
Exercised	100,000	0.02

Balance outstanding at December 31, 2006	6,589,369	0.35
Issued	1,797,812	0.34
Exercised	675,000	0.02
Expired	300,000	2.31
Balance outstanding at December 31, 2007	7,412,181

The following is additional information with respect to the Company’s warrants as of December 31, 2007.

Weighted
Average
Remaining
		Years of		Weighted
Range of	Number	Contractual	Number	Average
Exercise	Outstanding	Life	Exercisable	Exercise Price
$0.00–$0.02	200,000	1.00	200,000	$0.02
0.02–0.20	5,867,681	4.00	5,867,681	0.12
0.40–0.50	286,000	5.00	286,000	0.48
1.00	748,500	1.00	748,500	1.00
2.50	310,000	2.00	310,000	2.50
$0.00–$2.50	7,412,181	3.00	7,412,181	$0.31

Note 11 - Stock Option Plan

In 2002, the Company adopted the 2002 Plan which permits the grant of both incentive stock options designed to qualify under the Internal Revenue Code Section 422 and non-qualified stock options. Incentive Stock options may only be granted to employees of the Company, whereas non-qualified stock options may be granted to consultants and advisors. A total of 33,929,584 shares have been reserved for issuance under the Plan. The Board of Directors determines the exercise price of the options. The Board of Directors may impose such vesting as it sees fit at the time of the grant and expire ten years from the date of the grant.

F–18

SLM Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements (continued)
for the Years Ended December 31, 2007 and 2006

Note 12 - Commitments and Contingencies

Employment Agreements

On August 21, 2007, the Company entered into an employment agreement with its new Chief Executive Officer. The term of the agreement is three years. The employment agreement provides for payment of an initial base salary of $200,000 per year.

Note 13 - Concentrations of Credit Risk

Significant Customers

For the year ended December 31, 2007, the Company had four customers, which accounted for 22.57%, 32.19%, 17.08%, and 15.84% of total revenue. For the year ended December 31, 2006, the Company had four customers, which accounted for 21%, 19.4%, 12.4% and 12.1% of total revenue.

Note 14 – Subsequent Events

Convertible Notes Payable

On January 7, 2008, the Company issued certain convertible promissory notes (the “Notes”) in the aggregate principal amount of $25,000 and a one-year warrant to purchase 25,000 shares of common stock at $1.00 per share, and 25,000 shares of common stock at an average of $.20 to certain accredited investors under the terms of the notes. The Notes bear interest at the annual rate of 10% and mature one year from the date of issuance. The notes and related interest are convertible at any time prior to maturity at the option of the holder at the rate of one share of common stock for each $.20 of principal and accrued interest.

F–19

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
DISCLOSURE

None.

ITEM 8A(T).    CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-KSB, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting and there have been no changes in our internal controls or in other factors in the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 8B.         OTHER INFORMATION

None.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information concerning each of our current executive officers and directors. Our officers are appointed to serve in such capacities until the earlier of the appointment and qualification of their respective successors, or until their respective deaths, resignations, or removals by the Board of Directors from such position. Directors are elected to serve in such capacities until the earlier to occur of the election and qualification of their respective successors or their respective deaths, resignations, or removals by our shareholders from such positions. We have not paid any compensation to any person for serving as a director.

Name	Age	Positions
Jason Bishara	34	Executive Chairman, Director of Marketing and Director
Jon Finkelstein		Chief Operating Officer
Brian Byrne	47	Director
Ajay Patel	41	Director
Douglas P. Zindulka	41	Director

JASON A. BISHARA. Mr. Bishara is our founder, Executive Chairman and Director. Mr. Bishara has extensive experience on Wall Street including Ownership, Managerial and Production experience in the Broker/Dealer setting. Mr. Bishara managed and trained hundreds of Register Representatives during his decade as a banker. Additionally he has experience in many aspects of investment banking including initial public offerings and private placements. The Software which drives SLM Holdings Inc. was conceived, created and originally funded by Mr. Bishara out of a “must have” vacuum that existed within his personal practice on Wall Street. In April 2005 Mr. Bishara retired from Wall Street to pursue the role of Chairman and Director of the Company and launch the TBeV marketing effort.

JON FINKELSTEIN Mr. Finkelstein founded VerticalFalls Software, Inc. in October 2003 and served as its Chief Executive Officer up to the time of its sale to SLM Holdings, Inc. VerticalFalls Software, Inc. produces and distributes desktop-based software. He also founded and served as President of Orion Information Systems from 1994 to 2003. Mr. Finkelstein obtained his Bachelor of Science in Operations Management from The Pennsylvania State University in 1986 and obtained his MBA from Georgetown University in 2004.

BRIAN BYRNE. In December 2005, we entered into an agreement with Mr. Byrne to act as our Chief Executive Officer on an interim basis for a three-month trial period. The Agreement was not renewed and currently Mr. Byrne is a Director of SLM. Mr. Byrne has accomplished sales, marketing and operations executive with senior management experience in all facets of the technology industry. Credentials include a BA degree from Notre Dame, an MS degree from the School of Computer Science at DePaul University as well as an MBA in Marketing and Management Strategy from the J.L. Kellogg Graduate School of Management at Northwestern University.

AJAY PATEL. Mr. Patel currently serves as Senior Manager in the Pittsburgh office of KPMG LLP, a worldwide audit and management consulting firm. He originally joined the firm in September 2001. In this capacity, he provides advisory services to entrepreneurial, mid-market, and Fortune 1000 companies in a variety of industries in the areas of business and business process strategy, risk management, audit services. Mr. Patel also serves as an officer, majority shareholder, and key advisor in numerous real estate/hotel development companies. Prior to September 2001, he served as Senior VP at Young & Rubicam for one year and as Assistant Director at Ernst & Young. He received his MBA in Finance with honors from Case Western Reserve University and his BS in Engineering with honors from Virginia Tech. He also holds professional certifications as an information systems auditor and project management professional.

DOUGLAS P. ZINDULKA. Mr. Zindulka is currently Director of Merchandise Planning for Bed Bath and Beyond, a major nationwide retailer of superstores selling predominantly better quality domestics merchandise and home furnishings. The company’s over 700 stores principally range in size from 30,000 to 50,000 square feet, with some stores exceeding 80,000 square feet. Its stock is traded on the NASDAQ National Market and is included in the Standard and Poor’s 500 Index and the NASDAQ 100 Index. The company is counted among the Fortune 500 and the Forbes 2000. Net sales in the most recent fiscal year were in excess of $5.1 Billion. Mr. Zindulka has been with the company since 1995 when there were only 65 stores. He led the development of the planning division from inception and has prepared if for sustainable growth. In addition to driving sales, his focus has been in the development of proprietary software along with the implementation of all surrounding processes and procedures in support of over 100 employees. Prior to joining Bed Bath and Beyond, Mr. Zindulka was employed by Macy’s since 1987 where he performed similar functions. Mr. Zindulka holds a BS in Mathematics from The State University at Stony Brook NY.

Advisory Board

RICHARD JOYCE. Mr. Joyce currently serves as the Chairman of the Board of Directors of Wireless Information Network, Ltd., a United Kingdom based supplier of third party wireless services. Mr. Joyce’s career in the telecommunications industry has spanned 25 years. Mr. Joyce was employed by 3Com Corp. for 13 years during which he has served in a variety of executive and management roles for 3Com Corp. including the position of senior vice-president of Worldwide Sales during which time 3Com Corp.’s sales increased to a level in excess of $5 billion annually. In addition, Mr. Joyce was a member of 3Com’s Executive Committee. Mr. Joyce has also served in various sales, engineering and management positions for Esso Petroleum, RFL Electronics, Wootton Jeffrey’s & Partners, Network Systems, and Cambridge International. Mr. Joyce received a Bachelor of Science degree with honors in Electrical and Electronic Engineering from the University of Bath.

Committees of the Board of Directors

We do not have committees of the Board. The Board is currently in the process of forming an Audit Committee and a Compensation Committee.

Familiar Relationships

There are no familiar relationship among any of the Company’s Board of Directors and Officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our common stock must report on their ownership of the common stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2007, the members of the Board did not file the Form 3’s required under Section 16(a) on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation paid to or accrued by the executive officers named below during the fiscal years ended December 31, 2007 and 2006.

						Non-	Non-
						Equity	qualified
						Incentive	Deferred
				Stock	Option	Plan	Comp.	All Other
Name	Year	Salary	Bonus	Awards	Awards	Comp	Earnings	Comp.	TOTAL
($)	($)	($)	($)	($)	($)	($)	($)	($)	($)
Jason Bishara	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0
Jon Finkelstein	2007	0	100,000	975,000	0	0	0	0	1,075,000

Jason Bishara, our Executive Chairman receives an initial base salary of $200,000.00. To date, Mr. Bishara has deferred a total of $201,875 (the majority of his salary to date) through December 31, 2007. Currently, the Board of Directors is forming a Compensation Committee, which it anticipates will formulate a competitive Employment Agreement for Mr. Bishara including Salary, Health Insurance, Stock Option and Severance initiatives along with traditional “non-compete” clauses.

Jon Finkelstein, our Chief Operating Officer receives an initial base salary of $72,222 and to date, Mr. Finkelstein has deferred 100% of his salary. Under the terms of his employment agreement, he is also entitled to a bonus in the amount of $100,000 payable in the form of an eight month note, which is payable at a rate of $0.50 for every net dollar raised by the Company at any time after the execution of his employment agreement. The note shall be payable in full upon the earlier of after eight months from the execution of his employment agreement or at the time the Company obtains gross revenues from any sources in the amount of at least $1,000,000.00. Mr. Finkelstein is also entitled to additional bonus in the amount of $100,000 if the Company obtains revenues in the amount of $2,500,000 within a period of 14 succeeding months after the execution of this Agreement, as well as a bonus in the amount of $100,000 if the Company obtains revenues in the amount of $5,000,000 within a period of 14 succeeding months after the execution of his employment agreement.

Outstanding Equity Awards at Fiscal Year End

None.

Compensation of Directors

Below is the Summary Compensation Table for the Directors of the Company to for the fiscal year ended December 31, 2007:

					Non-
				Non-Equity	Qualified
	Fees Earned			Incentive	Deferred
	or Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Brian Byrne	$500	$0	$5,375	$0	$0	$0	$5,857
Thor Johnson	$500	$0	$5,375	$0	$0	$0	$5,857
Ajay Patel	$500	$0	$5,375	$0	$0	$0	$5,857
Douglas P. Zindulka	$500	$0	$5,375	$0	$0	$0	$5,857

The Option Awards granted to Brian Byrne, Ajay Patel and Douglas P. Zindulka are granted for their services as directors of the Company. All options are exercisable at $0.40 per share. None of these individuals have exercised these options as of the date of report.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth certain information as of March 24, 2008 regarding the beneficial ownership of our Common Stock held by each of our executive officers and directors; our officers and directors as a group; and each person who beneficially owns in excess of five (5%) percent of our Common Stock. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.

	CURRENT BENEFICIAL
	OWNERSHIP	CURRENT
BENEFICIAL OWNER	(IN SHARES)(1)	OWNERSHIP(1)
Jason Bishara (O&D)	14,500,000	20%
Jon Finkelstein (O)	7,487,500	10%
Estate of Peter L. Cohen	5,000,000	7%
Thor Johnson(2) (D)	290,000	*
Douglas Zindulka(3) (D)	1,644,916	*
Richard Joyce	5,000,000	7%
Ajay Patel(4) (D)	275,000
Brian Byrne(5) (D)	420,000	*
All Officers and Directors (6) as a group	24,617,416	34.39%

,(1)	Excludes the conversion of all the Notes into shares of Common Stock and excludes the exercise of all the Warrants into shares of Common Stock, but includes options issued to our executive officers and directors pursuant to the Stock Option Plan.

(2)	All are Options to purchase shares of Common stock at $0.40 per share

(3)	This includes Options to purchase shares of Common Stock at $0.40 per share

(4)	All are Options to purchase shares of Common Stock at $0.40 per share

(5)	This includes Options to purchase shares of Common Stock at $0.40 per share

*	Less than 5%.
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On June 1, 2005, the Company issued a convertible promissory note to the wife of an officer of the Company, in the aggregate principal amount of $60,000. The note bears interest at the annual rate of 10% and had a maturity of June 1, 2006 (the “Maturity Date”). The note and related interest were convertible at any time prior to maturity at the option of the holder at the rate of one share of common stock for each $.40 of principal and accrued interest.

On September 15, 2005, the Company replaced this note with a promissory note in the aggregate principal amount of $85,000. The note bears interest at the annual rate of 10% and has a maturity of December 31, 2006 (the “Maturity Date”). The accrued interest is payable on the maturity date. The note is non-negotiable and may not be sold, transferred, pledged, assigned or hypothecated without the prior written consent of the Company. In the first quarter of 2006, the related party lent the Company an additional $20,000. The outstanding balance as of December 31, 2007 was $105,000.

Director Independence

For the years ended December 31, 2007 and 2006, 4 out of the 5 directors were deemed independent directors.

ITEM 13.      EXHIBITS

Exhibit
No.		Description
3.1	*	Certificate of Incorporation

3.2	*	Certificate of Amendment

3.3	*	By-laws

10.1	*	Asset Purchase Agreement between the SLM Holdings, Inc. and VerticalFalls Software, Inc.

10.2	*	Employment Agreement between SLM Holdings, Inc. and Jon Finkelstein.

21.1	**	Subsidiaries of Registrant List

31.1	**
Certification of Jason Bishara, Principal Executive Officer and Principal Financial Officer of SLM Holdings, Inc., pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

32.1	**
Certification of Jason Bishara, Chief Executive Officer and Chief Financial Officer of SLM Holdings, Inc., pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.

*	Previously Filed.

**	Filed Herewith.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by our auditors for the calendar years 2007 and 2006:

Services Performed	2007	2006
Audit Fees and Form 10-QSB Reviews	$48,375	$31,100
Audit-Related Fees(1)	$11,731	$-
Tax Fees	$-	$-
All Other Fees(2)	$50,000	$-
Total Fees	$110,106	$31,100

(1)	Form 10-QSB filings.

(2)	Acquisition Audits.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf this 14th day of April 2008 by the undersigned, thereunto duly authorized.

SLM HOLDINGS, INC.

By: /s/ Jason Bishara
Jason Bishara
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date
/s/ Jason Bishara	Principal Executive Officer and Principal Financial	April 15, 2008
Jason Bishara	Officer