Form 10KSB/A
period 2007-12-31
SLM Holdings, Inc.
filed 2008-04-23
CIK 1304559

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-KSB/A
(Amendment No. 1)
________________________

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Commission File Number 0-52338

SLM HOLDINGS, INC.
(Name of small business issuer in its charter)

DELAWARE	42-1555574
(State of other jurisdiction of incorporation Identification No.) 99 Sunnyside Blvd., Woodbury, NY (Address of principal executive offices)	(I.R.S. Employer or organization) 11797 (Zip Code)

Issuer’s telephone number (866) 756-5323

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒       No    ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B which is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☒
The issuer had $156,520 in revenues for its most recent fiscal year.

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

EXPLANATORY NOTE

     This amendment on Form 10-KSB/A (Amendment No. 1) amends the Annual Report on Form 10-KSB (the “Original Report”) of SLM Holdings, Inc. (the “Company”) for the fiscal year ended December 31, 2007, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2008, and is being filed to revise the Report of the Independent Registered Public Accounting Firm included within Item 7 of the Original Report, to include the name of the Independent Registered Accounting Firm that issued the Report, which was inadvertently omitted.

     The Company does not believe any such changes are material.

     In accordance with the rules of the SEC, the Company has set forth herein the complete texts of Items 7 and 13 (Exhibits) in their entirety. The Company has also included updated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, and 32.1 to this Amendment No. 1.

     This Amendment No. 1 is limited to the items of the Original Report set forth above and does not amend, update, or change any other items or disclosures contained in the Original Report. Accordingly, all other items that remain unaffected are omitted in this filing. The amendments to the Original Report reflected in this Amendment No. 1 did not result in a change to, or restatement of, the financial statements or other financial information included in the Original Report. The filing of this Amendment No.1 shall not be deemed an admission that the Original Report, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

i

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

1

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

/s/ Holtz Rubenstein Reminick, LLP
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

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2006	29,604,800	$2,960	$7,401,834	$(8,723,069)	$(1,318,275)
Issuance of Common Stock	137,500	14	54,986		55,000
Issuance of Common Stock in connection
with Services	120,000	12	47,988		48,000
Issuance of Common Stock in connection
with financing	1,000,000	100	399,900		400,000
Issuance of Common Stock in connection
with Exercise of Stock Options	5,000,000	500	99,500		100,000
Issuance of Common Stock in connection
with Exercise of Warrants	100,000	10	1,990		2,000
Granting of Warrants and Value of
Beneficial Conversion Feature in
Connection with Note Payable -
Venture Fund			935,335		935,335
Granting of Warrants and Value of
Beneficial Conversion Feature in
Connection with Convertible Notes			3,595		3,595
Value of Beneficial Conversion Features
in Connection with Convertible Loans			500,000		500,000
Conversion of Bridge Loan Financing
and Related Accrued Interest	1,018,750	102	299,898		300,000
Stock based Compensation			68,226		68,226
Net Loss				(3,552,306)	(3,552,306)
Balance at December 31, 2006	36,981,050	3,698	9,813,252	(12,275,375)	(2,458,425)

Issuance of Common Stock	62,500	6	12,494		12,500
Conversion of Bridge Loan Financing
and Related Accrued Interest	6,671,828	667	1,782,989		1,783,656
Issuance of Common Stock in connection
with Conversion	2,214,539	221	885,595		885,816
Cost associated with Private Placement
Memorandum			(5,000)		(5,000)
Issuance of Common Stock in connection
with Financing	898,500	90	252,630		252,720
Issuance of Common Stock in connection
with Exercise of Warrants	675,000	68	13,432		13,500
Issuance of Common Stock in connection
with Services	6,532,416	654	1,424,683		1,425,337
Issuance of Common Stock in connection
with Asset Purchase Agreement	5,250,000	526	1,049,474		1,050,000
Net Loss				(4,118,137)	(4,118,137)
Balance at December 31, 2007	59,285,833	$5,929	$15,229,550	$(16,393,510)	$(183,031)

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

Note 4 - Asset Acquisition (continued)

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

F–19

ITEM 13. EXHIBITS

Exhibit
No.		Description
3.1	*	Certificate of Incorporation

3.2	*	Certificate of Amendment

3.3	*	By-laws

10.1	*	Asset Purchase Agreement between the SLM Holdings, Inc. and VerticalFalls Software, Inc.

10.2	*	Employment Agreement between SLM Holdings, Inc. and Jon Finkelstein.

21.1	*	Subsidiaries of Registrant List

31.1	**	Certification of Jason Bishara, Principal Executive Officer and Principal Financial Officer of SLM Holdings, Inc., pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Jason Bishara, Chief Executive Officer and Chief Financial Officer of SLM Holdings, Inc., pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.

* Previously Filed.

16

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf this 23th day of April 2008 by the undersigned, thereunto duly authorized.

SLM HOLDINGS, INC.

By:	/s/ Jason Bishara
Jason Bishara
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Jason Bishara	Principal Executive Officer and Principal Financial	April 23, 2008
Jason Bishara	Officer

17