Form 10-Q
period 2008-05-20
SLM Holdings, Inc.
filed 2008-05-20
CIK 1304559

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   -----------
                                    FORM 10-Q
                                   -----------


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM: TO:


                        COMMISSION FILE NUMBER 000-52338

                               SLM HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                               42-1555574
   ---------------------------------                 -------------
    (State of or other jurisdiction                  (IRS Employer
   of incorporation or organization)                   I.D. No.)

                               99 Sunnyside Blvd.,
                               Woodbury, NY 11797
                     (Address of Principal Executive Office)

                                 (866) 756-5323
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):
    Large accelerated filer |_|                            Accelerated filer |_|
    Non-accelerated filer |_| (Do not check if a smaller reporting company)
                                                   Smaller reporting company |X|

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   CLASS                       OUTSTANDING AS OF MAY 15, 2008
-----------------------------------------  -------------------------------------
      Common stock, $.0001 par value                     60,685,833

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION................................................1

          ITEM 1.    FINANCIAL STATEMENTS......................................1

          ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                     OPERATION.................................................2

          ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     MARKET RISKS..............................................4

          ITEM 4.    CONTROLS AND PROCEDURES...................................4


PART II   OTHER INFORMATION....................................................5


          ITEM 1.    LEGAL PROCEEDINGS.........................................5

          ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                     PROCEEDS..................................................5

          ITEM 3.    DEFAULTS UPON SENIOR SECURITIES...........................5

          ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......5

          ITEM 5.    OTHER INFORMATION.........................................5

          ITEM 6.    EXHIBITS..................................................5


SIGNATURE .................................................................... 6

                          PART I   FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheets March 31, 2008 (Unaudited)
     and December 31, 2007 (Audited).........................................F-1

Condensed Consolidated Statements of Operations (Unaudited)
     for the Three Months Ended March 31, 2008 and 2007......................F-2

Consolidated Statements of Stockholders' Deficiency (Unaudited)
     for the Three Months Ended March 31, 2008..,,,,,,,,,,,,,,,,,,,,,,,......F-3

Condensed Consolidated Statements of Cash Flows (Unaudited)
     for the Three Months Ended March 31, 2008 and 2007......................F-4

Notes to Unaudited Condensed Consolidated Financial Statements...............F-5

                        SLM HOLDINGS, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      Unaudited             Audited
                                                                    March 31, 2008      December 31, 2007
                                                                  ------------------   ------------------
                                                  ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                       $            6,300   $           19,459
  Accounts Receivable                                                          9,712               23,402
  Prepaid Expenses and Other Current Assets                                   88,540                7,770
                                                                  ------------------   ------------------
    Total Current Assets                                                     104,552               50,631
                                                                  ------------------   ------------------
PROPERTY AND EQUIPMENT, NET                                                   16,234               20,369
                                                                  ------------------   ------------------
OTHER ASSETS
  Intangible Assets, Net                                                      48,056               48,889
  Goodwill                                                                 1,480,000            1,480,000
  Security Deposits                                                            3,341                3,341
                                                                  ------------------   ------------------
    Total Other Assets                                                     1,531,397            1,532,230
                                                                  ------------------   ------------------
TOTAL ASSETS                                                      $        1,652,183   $        1,603,230
                                                                  ------------------   ------------------

                                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Accounts Payable and Accrued Expenses                           $          689,225   $          644,940
  Deferred Compensation                                                      489,380              398,130
  Equipment Loans Payable                                                     11,910               11,910
  Notes Payable                                                              412,500              437,500
  Notes Payable - Related Parties                                            105,000              105,000
  Convertible Notes Payable - Net of Discount                                805,000              780,000
                                                                  ------------------   ------------------
    Total Current Liabilities                                              2,513,015            2,377,480
                                                                  ------------------   ------------------
LONG-TERM LIABILITIES
  Note Payable - Venture Fund                                                352,748              352,748
  Equipment Loans Payable, net of current portion                             28,223               31,033
                                                                  ------------------   ------------------
    Total Long-Term Liabilities                                              380,971              383,781
                                                                  ------------------   ------------------
    Total Liabilities                                                      2,893,986            2,761,261
                                                                  ------------------   ------------------

STOCKHOLDERS' DEFICIENCY
  Preferred Stock - $.0001 par value, 10,000,000 Shares
    Authorized, None Issued and Oustanding at
    March 31, 2008 and December 31, 2007                                           -                    -
  Common Stock - $.0001 par value, 100,000,000 Shares
    Authorized, 60,685,833 and 59,285,833 Shares Issued and
    Outstanding at March 31, 2008 and December 31, 2007                        6,069                5,929
  Additional Paid-In Capital                                              15,410,310           15,229,550
  Accumulated Deficit                                                    (16,658,182)         (16,393,510)
                                                                  ------------------   ------------------
Total Stockholders' Deficiency                                            (1,241,803)          (1,158,031)
                                                                  ------------------   ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $        1,652,183   $        1,603,230
                                                                  ==================   ==================

  THE ACCOMPANYING NOTES TO ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                        SLM HOLDINGS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

                                                                         2008                  2007
                                                                  ------------------   ------------------
Revenues                                                          $          338,611   $           51,586
                                                                  ------------------   ------------------
Operating Costs and Expenses
  Marketing and Advertising                                                   70,205               19,255
  Consulting Fees                                                            192,799               24,167
  Consulting Fees - Related Party                                                  0               28,500
  Rent                                                                             0                4,945
  Professional Fees                                                           46,327               59,114
  Travel and Entertainment                                                    51,375                5,837
  Office                                                                      18,699                7,107
  Other General and Administrative Expenses, including
    $0 and $209,566 of Stock-Based Compensation
    in 2008 and 2007, respectively                                           161,324              315,651
  Depreciation and Amortization                                                4,968               22,313
                                                                  ------------------   ------------------
    Total Operating Expenses                                                 545,697              486,889
                                                                  ------------------   ------------------
    Loss from Operations                                                    (207,086)            (435,303)

Interest Expense, Net                                                         57,586            1,032,689
                                                                  ------------------   ------------------
    Net Loss                                                      $         (264,672)  $       (1,467,992)
                                                                  ==================   ==================
Net Loss per common share:
  Basic and diluted                                               $            (0.00)  $            (0.04)
                                                                  ==================   ==================
Weighted average number of shares outstanding                             60,039,166           40,075,717
                                                                  ==================   ==================

  THE ACCOMPANYING NOTES TO ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                        SLM HOLDINGS, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2008

                                              Common Stock              Additional
                                        -------------------------         Paid-in         Accumulated
                                           Shares        Amount           Capital            Deficit           Total
                                        -------------------------      -------------      ------------      -----------
Balance at January 1, 2008                59,285,833     $  5,929      $  15,229,550      $(16,393,510)     $(1,158,031)

Issuance of Common Stock in
  connection with Financing                   25,000            3              3,748                              3,750

Issuance of Common Stock in
  connection with Services                 1,375,000          139            177,012                            177,150

Net Loss                                                                                      (264,672)        (264,672)
                                        ------------     --------      -------------      ------------      -----------

Balance at March 31, 2008                 60,685,833     $  6,069      $  15,410,310      $(16,658,182)     $(1,241,803)
                                        ------------     --------      -------------      ------------      -----------

  THE ACCOMPANYING NOTES TO ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                        SLM HOLDINGS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                           2008            2007
                                                                      ------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                            $   (264,672)  $      (1,467,992)
Adjustments to Reconcile Net Loss to
  Net Cash Used In Operating Activities:
    Depreciation and Amortization                                            4,968              22,313
    Issuance of Stock Based Compensation                                    99,150             209,566
    Issuance of Common Stock for Interest                                    3,750             985,814
  Changes in assets and liabilities:
    Accounts Receivable                                                     13,690             (15,172)
    Prepaid Expenses                                                        (2,770)             12,419
    Employee Advances                                                            -               2,754
    Accounts Payable and Accrued Expenses                                   44,285             130,464
    Deferred Compensation                                                   91,250              47,500
                                                                      ------------   -----------------
Net Cash Used In Operating Activities                                      (10,349)            (72,334)
                                                                      ------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Common Stock, Net of Costs                           -              12,500
  Proceeds from Issuance of Common Stock for Exercise of Warrant                 -              13,500
  Payments to Equipment Loan Payable                                        (2,810)             (2,485)
  Repayment of Notes Payable                                               (25,000)                  -
  Proceeds from Convertible Notes                                           25,000              50,000
                                                                      ------------   -----------------
Net Cash (Used In) Provided By Financing Activities                         (2,810)             73,515
                                                                      ------------   -----------------
(Decrease) Increase in Cash and Cash Equivalents                           (13,159)              1,181
Cash and Cash Equivalents - Beginning of Period                             19,459              40,229
                                                                      ------------   -----------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                             $      6,300   $          41,410
                                                                      ============   =================
Schedule of Non-Cash Financing Activities:
  Issuance of Common Stock in connection with Conversion
    of Convertible Notes and Related Interest                         $          -   $       1,393,309
  Issuance of Common Stock for Services                               $     78,000   $               -


  THE ACCOMPANYING NOTES TO ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                               SLM HOLDINGS, INC.
                          (An Exploration Stage Entity)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2008 AND 2007


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


INTANGIBLE ASSETS

Intangible assets are initially measured based on their estimated fair values. Intangible assets are being amortized on a straight-line basis over either a 10-year period or over the contract period.

                               SLM HOLDINGS, INC.
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                             MARCH 31, 2008 AND 2007


IMPAIRMENT OF GOODWILL

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies' data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company's evaluation of goodwill completed during the year resulted in no impairment losses.


REVENUE RECOGNITION

Revenues from its software tools and data services are recognized ratably as earned over the term of the subscriptions. The Company invoices and is paid on a monthly basis for access to its proprietary software and database.


LOSS PER COMMON SHARE

Basic loss per share is computed as net loss available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt. For the three months ended March 31, 2008 and 2007, 12,561,173 and 12,324,903, respectively, of options, warrants and convertible debt were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.


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

                               SLM HOLDINGS, INC.
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                             MARCH 31, 2008 AND 2007


At March 31, 2008, the Company had net operating loss carryforwards of approximately $6,210,000, which expire through 2026. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Based on this and the fact that the Company has generated operating losses through March 31, 2008, the deferred tax asset of approximately $2,318,000 has been offset by a valuation allowance of $2,318,000.


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

The fair value of options or warrants to purchase the Company's common stock is determined using the Black-Scholes valuation method, a method widely accepted as providing the fair market value of an option or warrant to purchase stock at a fixed price for a specified period of time. Black-Scholes uses five variables to determine market value as follows:

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

The fair value of options at date of grant in 2008 and 2007 was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                   2008           2007
                                ---------      ----------
Expected life (years)               5               5
Risk free interest rate           2.46%           4.54%
Volatility                          0               0
Dividends                           0               0

                               SLM HOLDINGS, INC.
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                             MARCH 31, 2008 AND 2007


The weighted average fair value of each option at date of grant using the Black-Scholes fair value based method during 2007 was estimated at $.07. There were no options issued in 2008.

The following table represents our stock options granted, exercised, and forfeited during the period ended March 31, 2008 and 2007.

                                                        WEIGHTED AVERAGE    WEIGHTED AVERAGE
                                                         EXERCISE PRICE        REMAINING            AGGREGATE
          STOCK OPTIONS            NUMBER OF OPTIONS       PER OPTION       CONTRACTUAL TERM     INTRINSIC VALUE
-------------------------------  ---------------------  ----------------    ----------------     ---------------
Outstanding at  January 1, 2007        4,685,000               0.33                3.8               $180,500

Granted                                  220,000               0.40               10.0                      -
                                 -----------------------------------------------------------------------------------
Outstanding at  March 31, 2007         4,905,000               0.33                7.3               $180,500
                                 ===================================================================================
Outstanding at  January 1, 2008        1,565,416               0.39                5.9                 $9,000
                                 -----------------------------------------------------------------------------------
Outstanding at  March 31, 2007         1,565,416               0.39                5.6                 $9,000
                                 ===================================================================================


NOTE 4 - STOCKHOLDERS' DEFICIENCY


WARRANTS

The following table summarizes the Company's activity as it relates to its warrants for the three months ended March 31, 2008 and 2007:

                                                                    WEIGHTED
                                                                     AVERAGE
                                                SHARES            EXERCISE PRICE
                                             -----------------    --------------
Balance outstanding at January 01, 2007          6,589,369            0.35

Exercised                                          675,000            0.02
                                             -----------------
Balance outstanding at January 01, 2008          7,412,181            0.31

Issued                                             127,794            0.27
                                             -----------------
Balance outstanding at March 31, 2008            7,539,975            0.31

The following is additional information with respect to the Company's warrants as of March 31, 2008.

                               SLM HOLDINGS, INC.
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
                             MARCH 31, 2008 AND 2007

                                                    WEIGHTED AVERAGE
                                                   REMAINING YEARS OF                             WEIGHTED AVERAGE
   RANGE OF EXERCISE       NUMBER OUTSTANDING       CONTRACTUAL LIFE      NUMBER EXERCISABLE       EXERCISE PRICE
-----------------------   --------------------   ---------------------   --------------------   --------------------
      $0.00-$0.02                  200,000                1.00                   200,000                $0.02
       0.02-0.20                 5,970,475                4.00                 5,970,475                 0.12
       0.40-0.50                   286,000                5.00                   286,000                 0.48
          1.00                     773,500                1.00                   773,500                 1.00
          2.50                     310,000                2.00                   310,000                 2.50
-----------------------   --------------------   ---------------------   --------------------   --------------------
       $0.00-2.50                7,539,975                3.00                 7,539,975                $0.31
=======================   ====================   =====================   ====================   ====================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS FORM 10-Q  INCLUDES  "FORWARD-LOOKING  STATEMENTS"  WITHIN  THE  MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES ACT, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, OR THE EXCHANGE ACT. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN THIS FORM 10-Q THAT ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS THAT WE EXPECT OR ANTICIPATE WILL OR MAY OCCUR IN THE FUTURE, INCLUDING SUCH THINGS AS FUTURE CAPITAL EXPENDITURES (INCLUDING THE AMOUNT AND NATURE THEREOF), BUSINESS STRATEGY AND MEASURES TO IMPLEMENT STRATEGY, COMPETITIVE STRENGTH, GOALS, EXPANSION AND GROWTH OF OUR BUSINESS AND OPERATIONS, PLANS, REFERENCES TO FUTURE SUCCESS, REFERENCE TO INTENTIONS AS TO FUTURE MATTERS AND OTHER SUCH MATTERS ARE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE BASED ON CERTAIN ASSUMPTIONS AND ANALYSES MADE BY US IN LIGHT OF OUR EXPERIENCE AND OUR PERCEPTION OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AS WELL AS OTHER FACTORS WE BELIEVE ARE APPROPRIATE IN THE CIRCUMSTANCES. HOWEVER, WHETHER ACTUAL RESULTS AND DEVELOPMENTS WILL CONFORM TO OUR EXPECTATIONS AND PREDICTIONS IS SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, AND OTHER FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FORM 10-Q ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND WE CANNOT ASSURE YOU THAT THE ACTUAL RESULTS OR DEVELOPMENTS ANTICIPATED BY US WILL BE REALIZED OR, EVEN IF REALIZED, THAT THEY WILL HAVE THE EXPECTED CONSEQUENCES TO OR EFFECTS ON US, OUR BUSINESS OR
OPERATIONS. WE HAVE NO INTENTION, AND DISCLAIM ANY OBLIGATION, TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE RESULTS OR OTHERWISE. UNLESS OTHERWISE INDICATED OR THE CONTEXT OTHERWISE REQUIRES, ALL REFERENCES TO "SLM," "THE COMPANY," "WE," "US" OR "OUR" AND SIMILAR TERMS REFER TO SLM HOLDINGS, INC.


GENERAL

SLM Holdings, Inc. (the "Company, "we," "our," or "us"), a Delaware corporation, was formed on June 8, 2004 when a name change was effected from Southwest
Mortgage Corp., which was incorporated on October 24, 2002 in the State of Delaware ("Southwest"), Southwest was the surviving company from the Nortex Refrigerated Trucking bankruptcy proceedings.

On August 21, 2007, the Company acquired VerticalFalls Software, Inc. ("VerticalFalls"), a privately held distributor of desktop-based software. Under the terms of the Agreement, the Company acquired the name and the right to use the name "VerticalFalls Software, Inc." and all copyrights, trademarks and trade names related thereto as well as all title and rights to the Assets then owned by VerticalFalls, as enumerated in the agreement between the Company and VerticalFalls.

SLM Holdings, Inc. has been approved by the NASD for quotation on the Over the Counter Bulletin Board under the quotation symbol "SMHI." It is the holding company for our operating subsidiary, Sales Lead Management, Inc. ("SLM"), a New York corporation formed in May 2001. SLM has developed software tools and data files which are provided via an application service provider ("ASP") model to a variety of sales professionals throughout the country. SLM's technology allows the users to access The Broker's e-Vantage ("TBeV") system, a prospect management and lead fulfillment solution for financial professionals. SLM has devoted substantially all its efforts to research and product development and raising capital.

As the Company and its core products evolved, the acronym SLM was changed to stand for "Software Leveraged Marketing." Our executive office is located at 99 Sunnyside Blvd., Woodbury, New York 11797. Our telephone number is (866) 756-5323. We maintain an Internet Web site at HTTP://WWW.SLMBIZ.COM. Information on our Internet website is for informational purposes only.

FOR THE THREE MONTHS ENDED MARCH 31, 2007

RESULTS OF OPERATIONS

REVENUES. We generated revenue of $338,611 for the three months ended March 31, 2008, as compared to $51,586 for the three months ended March 31, 2007. The increase in revenues from that three-month period in 2008 to 2007 was primarily due to increase in marketing, which has generated more revenue.

OPERATING EXPENSES. For the three months ended March 31, 2008, our total operating expenses were $545,697, as compared to total operating expenses of $486,889 for the three months ended March 31, 2007. The increase in total operating expenses was due primarily to increase of consulting fees of approximately $168,000, which were fees associated with setting up the new overseas customer call center, which also caused our increase in travel expenses. In addition, marketing expenses have increased approximately $50,000 due to a new aggressive marketing plan.

INTEREST EXPENSE. Interest for the three months ended March 31, 2008 was $57,586, a difference of $975,103, from 2007 of $1,032,689. This decrease was primarily due to the number of investors and the conversion of debt to stock. In 2007, the Company had a large number of investors who invested into the company and who had converted their interest to stock.


LIQUIDITY AND CAPITAL  RESOURCES

We had cash of $6,300 and accounts receivable of $9,712 as of March 31, 2008.
To date we have funded our operations primarily from multiple sales of the private placement of our securities to accredited investors, loans from accredited investors including a Board advisor and an Institutional placement of a senior loan with the Aegis New York State Venture Capital Fund. Our Executive Chairman has also loaned the Company $100,000. We have raised approximately $5,000,000 to date.

To date, we have incurred substantial losses, and will require financing for working capital to meet our operating obligations. We anticipate that we will require financing on an ongoing basis for possibly the first two quarters of 2008, which we will seek. There can be no assurance that such financing will be available. We intend to seek to raise up to $5,000,000 in additional funding through the private issuance of common stock. The net proceeds from the offering will be used to pay down any non-converted Notes including Aegis Capital and leave the Company in excess of $3,000,000 of net proceeds to operate and grow sales and earnings for the next twenty-four months. SLM may also utilize the funds along with its shares to acquire one several other possible private software companies that Management has identified to have compelling synergies to SLM and our product line. We have not entered into any agreements with any entity or banker for such financing and there can be no assurance that we will be able to do so.

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

OFF BALANCE SHEET REPORTS

The Company had no off balance sheet transactions during the quarter ended March 31, 2008.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no significant changes in our market risks since the year ended December 31, 2007. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.


ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Based on the Chief Executive and Financial Officer's evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, he has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective in timely alerting him to material information required to be included in Company's periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, he reviewed Company's internal controls over financial reporting and there have been no changes in our internal controls or in other factors in the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                            PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any litigation.

Our address for service of process is 99 Sunnyside Blvd., Woodbury, NY 11797.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS

 EXHIBIT
    NO.                         IDENTIFICATION OF EXHIBIT
-----------    -----------------------------------------------------------------


     3.1       Articles of Incorporation*

     3.2       By-Laws*

    31.1       Sarbanes Oxley Section 302 Certification

    32.1       Sarbanes Oxley Section 906 Certification

*    Previously filed

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.




                                    SLM HOLDINGS, INC.



                                    By:  /S/ JASON BISHARA
                                         ----------------------------------
                                         Jason Bishara
                                         Principal Executive Officer



Date: May 20, 2008