Form 10-Q
period 2008-06-30
SLM Holdings, Inc.
filed 2008-09-04
CIK 1304559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: to:

Commission File Number 0-52338

SLM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	42-1555574
(State of or other jurisdiction	(IRS Employer
of incorporation or organization)	I.D. No.)

99 Sunnyside Blvd.,
Woodbury, NY 11797
(Address of Principal Executive Office)

(866) 756-5323
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 20, 2008
Common stock, $.0001 par value	60,685,833

TABLE OF CONTENTS

			Page

PART I	FINANCIAL INFORMATION
	ITEM 1.	FINANCIAL STATEMENTS	1
	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF
		OPERATION	2
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
		MARKET RISKS	13
	ITEM 4.	CONTROLS AND PROCEDURES	14

PART II	OTHER INFORMATION
	ITEM 1.	LEGAL PROCEEDINGS	16
	ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
		PROCEEDS	16
	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	17
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17
	ITEM 5.	OTHER INFORMATION	17
	ITEM 6.	EXHIBITS	18
SIGNATURE			19

i

PART I      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Index to Financial Statements

Consolidated Balance Sheet June 30, 2008 (Unaudited) and December 31, 2007 (Audited)	F–1

Consolidated Statements of Operations (Unaudited) for the Six Months Ended June 30, 2008 and
2007 and the Three Months Ended June 30, 2008 and 2007	F–2

Consolidated Statements of Stockholders’ Deficiency (Unaudited) for the Six Months Ended
June 30, 2008	F–3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended
June 30, 2008 and 2007	F–4

Notes to Consolidated Financial Statements for June 30, 2008 and 2007	F–5

SLM HOLDINGS, INC. and SUBSIDIARY
CONSOLIDATED BALANCE SHEET
FOR THE SIX MONTHS ENDED JUNE 30,

	Unaudited	Audited
	June 30, 2008	December 31, 2007

ASSETS

Current Assets
Cash and Cash Equivalents	$10,692	$19,459
Accounts Receivable	10,987	23,402
Prepaid Expenses and Other Current Assets	46,464	7,770
Total Current Assets	68,143	50,631
Property and Equipment, Net	12,099	20,369

Other Assets
Intangible Assets, Net	47,223	48,889
Goodwill	1,480,000	1,480,000
Security Deposits	3,341	3,341
Total Other Assets	1,530,564	1,532,230
TOTAL ASSETS	$1,610,806	$1,603,230

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenses	$789,611	$644,940
Deferred Compensation	553,630	398,130
Deferred Revenue	86,000	-
Equipment Loans Payable	11,910	11,910
Notes Payable	385,500	437,500
Notes Payable - Related Parties	105,000	105,000
Convertible Notes Payable - Net of Discount	805,000	780,000
Total Current Liabilities	2,736,651	2,377,480

Long-Term Liabilities
Note Payable - Venture Fund	352,748	352,748
Equipment Loans Payable, net of current portion	25,540	31,033
Total Long-Term Liabilities	378,288	383,781
Total Liabilities	3,114,939	2,761,261

Stockholders' Deficiency
Preferred Stock - $.0001 par value, 10,000,000 Shares
Authorized, None Issued and Oustanding at
June 30, 2008 and December 31, 2007	-	-
Common Stock - $.0001 par value, 100,000,000 Shares
Authorized, 60,685,833 and 59,285,833 Shares Issued and Outstanding at
June 30, 2008 and December 31, 2007	6,069	5,929
Additional Paid-In Capital	15,410,310	15,229,550
Accumulated Deficit	(16,920,512)	(16,393,510)
Total Stockholders' Deficiency	(1,504,133)	(1,158,031)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,610,806	$1,603,230

See Notes to the Consolidated Financial Statements

F–1

SLM HOLDINGS, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
THREE MONTHS ENDED JUNE 30, 2008 And 2007

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007

Revenues	$492,706	$78,860	$154,095	$27,274

Operating Costs and Expenses
Marketing and Advertising	92,401	34,861	22,196	15,606
Consulting Fees	250,442	42,500	57,643	18,333
Consulting Fees - Related Party	-	28,500	-	-
Rent	-	8,445	-	3,500
Professional Fees	135,885	73,379	89,558	14,265
Travel and Entertainment	68,882	8,297	17,507	2,460
Office	24,539	13,630	5,840	6,523
Other General and Administrative Expenses, including
$135,150 and $209,566 of Stock-Based Compensation
for the Six Months Ended 2008 and 2007, and
$36,000 and $0 for the Three Months Ended
2008 and 2007, respectively	327,611	412,445	166,287	96,794
Depreciation and Amortization	9,936	44,625	4,968	22,312

Total Operating Expenses	909,696	666,682	363,999	179,793

Loss from Operations	(416,990)	(587,822)	(209,904)	(152,519)

Interest Expense, Net	110,012	1,051,735	52,426	19,046

Net Loss	$(527,002)	$(1,639,557)	$(262,330)	$(171,565)

Net Loss per common share:
Basic and diluted	$(0.01)	$(0.04)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	60,362,500	42,801,322	60,685,833	45,527,083

See Notes to the Consolidated Financial Statements

F–2

SLM HOLDINGS, INC. and SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2008	59,285,833	$5,929	$15,229,550	$(16,393,510)	$(1,158,031)

Issuance of Common Stock in connection
with Financing	25,000	2	3,748		3,750

Issuance of Common Stock in connection
with Services	1,375,000	138	177,012		177,150

Net Loss				(527,002)	(527,002)

Balance at June 30, 2008	60,685,833	$6,069	$15,410,310	$(16,920,512)	$(1,504,133)

See Notes to the Consolidated Financial Statements

F–3

SLM HOLDINGS, INC. and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007

Cash Flows from Operating Activities:
Net Loss	$(527,002)	$(1,639,557)
Adjustments to Reconcile Net Loss to
Net Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	9,936	44,625
Issuance of Stock Based Compensation	135,150	209,566
Issuance of Common Stock for Interest	3,750	985,814
Changes in assets and liabilities:
Accounts Receivable	12,415	(13,830)
Prepaid Expenses	3,307	30,004
Employee Advances	-	2,779
Accounts Payable and Accrued Expenses	144,670	182,259
Deferred Revenue	86,000	-
Deferred Compensation	155,500	85,000

Net Cash Provided By (Used In) Operating Activities	23,726	(113,340)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock, Net of Costs	-	12,500
Proceeds from Issuance of Common Stock for Exercise of Warrant	-	13,500
Payments to Equipment Loan Payable	(5,493)	(2,485)
Repayments of Notes Payable	(52,000)	-
Proceeds from Convertible Notes	25,000	50,000

Net Cash (Used In) Provided By Financing Activities	(32,493)	73,515

Decrease in Cash and Cash Equivalents	(8,767)	(39,825)
Cash and Cash Equivalents - Beginning of Period	19,459	40,228
CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,692	$403

Schedule of Non-Cash Financing Activities:
Issuance of Common Stock in connection with Conversion
of Convertible Notes and Related Interest	$-	$1,393,309
Issuance of Common Stock in connection with Services	177,150

See Notes to the Consolidated Financial Statements

F–4

SLM HOLDINGS, INC.
(An Exploration Stage Entity)
Notes to Consolidated Financial Statements
June 30, 2008 and 2007

Note 1 - Nature of the Business

Sales Lead Management, Inc. (“SLM”) was incorporated as a New York corporation on May 10, 2001. SLM has developed software tools and data files which are provided via an application service provider (“ASP”) model to a variety of sales professionals throughout the country. SLM’s technology allows the users to access The Broker’s e-Vantage (“TBEV”) system, a prospect management and lead fulfillment solution for financial professionals. SLM has devoted substantially all its efforts to research and product development and raising capital.

The accompanying unaudited condensed consolidated financial statements of SLM have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 3 1,2007, and the notes thereto included in the Company's Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission on April 15, 2008. Results of consolidated operations for the interim periods are not necessarily indicative of a full year's operating results.

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

F–5

SLM HOLDINGS, INC.
Notes to Consolidated Financial Statements (cont’d)
June 30, 2008 and 2007

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

Intangible assets

Intangible assets are initally measured based on their estimated fair values. Intangible assets are being amortized on a straight-line basis over either a 10 year period or over the contract period.

Impairment of Goodwill

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill is completed at year end. The results at December 31, 2007 resulted in no impairment losses.

Revenue Recognition

Revenues from its software tools and data services are recognized ratably as earned over the term of the subscriptions. The Company invoices and is paid on a monthly basis for access to its proprietary software and database.

Loss Per Common Share

Basic loss per share is computed as net loss available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential

F–6

SLM HOLDINGS, INC.
Notes to Consolidated Financial Statements (cont’d)
June 30, 2008 and 2007

Note 3 - Summary of Significant Accounting Policies (continued)

dilution that could occur from common shares issuable through stock options, warrants, and convertible debt. For the three months and six months ended June 30, 2008 and 2007, 12,561,173 and 12,324,903, respectively, of options, warrants and convertible debt were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

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

At June 30, 2008, the Company had net operating loss carryforwards of approximately $6,210,000, which expire through 2026. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Based on this and the fact that the Company has generated operating losses through June 30, 2008, the deferred tax asset of approximately $2,318,000 has been offset by a valuation allowance of $2,318,000.

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

F–7

SLM HOLDINGS, INC.
Notes to Consolidated Financial Statements (cont’d)
June 30, 2008 and 2007

Accounting For Stock-Based Compensation (continued)

  trading volatility of the Company's common stock, based on historical prices for a retrospective period equal to the expected holding period together with certain other factors as applicable; and

  the annual risk free interest rate on the day the option or warrant is granted for the expected holding period.

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

The following table represents our stock options granted, exercised, and forfeited during the six month period ended June 30, 2008 and 2007:

		Weighted Average	Weighted Average	Aggregate
	Number	Exercise Price	Remaining	Intrinsic
Stock Options	of Options	Per Option	Contractual Term	Value
Outstanding at
January 1, 2007	4,685,000	$ .33	3.8	$180,500
Granted	220,000.40		10.0
Outstanding at
June 30, 2007	4,905,000	$ .33	7.3	$180,500

Outstanding at
January 1, 2008	1,565,416	$ .39	5.9	$9,000

Outstanding at
June 30, 2008	1,565,416	$ .39	5.6	$9,000

F–8

SLM HOLDINGS, INC.
Notes to Consolidated Financial Statements (cont’d)
June 30, 2008 and 2007

Note 4 - Stockholders’ Deficiency

Warrants

The following table summarizes the Company’s activity as it relates to its warrants for the six months ended June 30, 2008:

		Weighted Average
	Shares	Exercise Price

Balance outstanding at January 1, 2008	7,412,181.31
Issued	127,794.27

Balance outstanding at June 30, 2008	7,539,975.31

The following is additional information with respect to the Company’s warrants as of June 30, 2008.

		Weighted Average		Weighted
	Number	Remaining Years of	Number	Average
Range of Exercise	Outstanding	Contractual Life	Exercisable	Exercise Price

$0.00 - $.02	200,000	1.00	200,000	$.02
.02 - .20	5,970,475	4.00	5,970,475.12
.40 - .50	286,000	5.00	286,000.48
1.00	773,500	1.00	773,500	1.00
2.50	310,000	2.00	310,000	2.50

$0.00 – 2.50	7,539,975	3.00	7,539,975	$.31

F–9

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties, and other factors, many of which are beyond our control. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and we cannot assure you that the actual results or developments anticipated by us will be realized or, even if realized, that they will have the expected consequences to or effects on us, our business or operations. We have no intention, and disclaim any obligation, to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise. Unless otherwise indicated or the context otherwise requires, all references to “SLM,” “the Company,” “we,” “us” or “our” and similar terms refer to SLM Holdings, Inc.

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

For the Three Months Ended June 30, 2008

Results of Operations.

Revenues. We generated revenue of $240,095 for the three months ended June 30, 2008, as compared to $27,274 for the three months ended June 30, 2007. The increase in revenues from that three month period in 2008 to 2007 was primarily due to increase in marketing, which has generated more revenue.

Operating Expenses. For the three months ended June 30, 2008, our total operating expenses were $359,031, as compared to total operating expenses of $179,793 for the three months ended June 30, 2007. The increase in total operating expenses was due primarily to increase of consulting fees of approximately $40,000. These fees are associated with setting up a new overseas customer call center, which also caused an increase of $15,000 in travel expenses. In addition, professional fees were up approximately $75,000 due to professional fees incurred in connection with our acquisition of Vertical Falls.

For the Six Months Ended June 30, 2008

Results of Operations

Revenues. We generated revenue of $578,706 for the six months ended June 30, 2008, as compared to $78,860 for the six months ended June 30, 2007. The increase in revenues from that three month period in 2008 to 2007 was primarily due to increase in marketing, which has generated more revenue.

Operating Expenses. For the six months ended June 30, 2008, our total operating expenses were $904,728, as compared to total operating expenses of $666,682 for the six months ended June 30, 2007. The increase in total operating expenses was due primarily to increase of consulting fees of approximately $208,000. These fees are associated with setting up a new overseas customer call center, which also caused an increase of $60,000 in travel expenses. In addition, marketing expenses have increased approximately $57,500 due to a new aggressive marketing plan.

Liquidity and Capital Resources. We had cash of $10,692 and accounts receivable of $10,987 as of June 30, 2008, together with $46,464 of prepaid expenses making our total current assets $68,143.

To date, we have funded our operations primarily from multiple sales of the private placement of our securities to accredited investors, loans from accredited investors, including a Board advisor and an Institutional placement of a senior loan with the Aegis New York State Venture Capital Fund. Our Executive Chairman has also loaned the Company $100,000. We have raised approximately $5,000,000 to date.

To date, we have incurred substantial losses, and will require financing for working capital to meet our operating obligations. We anticipate that we will require financing on an ongoing basis for possibly the next two quarters of 2008, which we will seek. There can be no assurance that such financing will be available. We intend to seek to raise up to $5,000,000 in additional funding through the private issuance of common stock. The net proceeds from the offering will be used to pay down any non-converted notes including Aegis Capital and leave the Company in excess of $3,000,000 of net proceeds to operate and grow sales and earnings for the next twenty-four months. SLM may also utilize the funds along with its shares to acquire one several other possible private software companies that Management has identified to have compelling synergies to SLM and our product line. We have not entered into any agreements with any entity or banker for such financing and there can be no assurance that we will be able to do so.

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

Off Balance Sheet Reports

The Company had no off balance sheet transactions during the six months ended June 30, 2008.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no significant changes in our market risks since the year ended December 31, 2007. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based on the Chief Executive and Financial Officer’s evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, he has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective in timely alerting him to material information required to be included in Company’s periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, he reviewed Company’s internal controls over financial reporting and there have been no changes in our internal controls or in other factors in the last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarter ending June 30, 2008.

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
Jason Bishara
Principal Executive Officer and Principal
Financial Officer

Date: September 4, 2008