Form 10-Q
period 2008-09-30
SLM Holdings, Inc.
filed 2008-11-14
CIK 1304559

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 30, 2008
Common stock, $.0001 par value	64,135,833

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION
	ITEM 1. FINANCIAL STATEMENTS	1
	ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF
	OPERATION	2
	ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISKS	4
	ITEM 4. CONTROLS AND PROCEDURES	4

PART II	OTHER INFORMATION
	ITEM 1. LEGAL PROCEEDINGS	6
	ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	PROCEEDS	6
	ITEM 3. DEFAULTS UPON SENIOR SECURITIES	6
	ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	6
	ITEM 5. OTHER INFORMATION	6
	ITEM 6. EXHIBITS	6

SIGNATURE		7

i

PART I     FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Index to Financial Statements

Consolidated Balance Sheets as of September 30, 2008 (unaudited)
and December 31, 2007 (audited)	F–1
Consolidated Statements of Operations (Unaudited)
For the Nine and Three Months ended September 30, 2008 and 2007	F–2
Consolidated Statements of Stockholders’ Deficiency (Unaudited)
For the Nine Months ended September 30, 2008	F–3
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months ended September 30, 2008 and 2007	F–4
Notes to Consolidated Financial Statements for September 30, 2008 and 2007	F–5

SLM HOLDINGS, INC. and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	September 30, 2008	December 31, 2007

ASSETS

Current Assets
Cash and Cash Equivalents	$1,131	$19,459
Accounts Receivable	10,466	23,402
Prepaid Expenses and Other Current Assets	6,000	7,770
Total Current Assets	17,597	50,631
Property and Equipment, Net	7,964	20,369

Other Assets
Intangible Assets, Net	46,390	48,889
Goodwill	1,480,000	1,480,000
Security Deposits	3,341	3,341
Total Other Assets	1,529,731	1,532,230
TOTAL ASSETS	$1,555,292	$1,603,230

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenses	$726,127	$644,940
Deferred Revenue	21,500	0
Deferred Compensation	669,880	398,130
Equipment Loans Payable	11,910	11,910
Notes Payable	435,500	437,500
Notes Payable - Related Parties	105,000	105,000
Convertible Notes Payable - Net of Discount	760,000	780,000
Total Current Liabilities	2,729,917	2,377,480

Long-Term Liabilities
Note Payable - Venture Fund	352,748	352,748
Equipment Loans Payable, net of current portion	25,540	31,033
Total Long-Term Liabilities	378,288	383,781
Total Liabilities	3,108,205	2,761,261

Stockholders' Deficiency
Preferred Stock - $.0001 par value, 10,000,000 Shares
Authorized, None Issued and Oustanding at
September 30, 2008 and December 31, 2007	-	-
Common Stock - $.0001 par value, 100,000,000 Shares
Authorized, 64,135,833 and 59,285,833 Shares Issued and Outstanding at
September 30, 2008 and December 31, 2007	6,414	5,929
Additional Paid-In Capital	15,635,798	15,229,550
Accumulated Deficit	(17,195,125)	(16,393,510)
Total Stockholders' Deficiency	(1,552,913)	(1,158,031)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,555,292	$1,603,230

See Notes to the Consolidated Financial Statements

F–1

SLM HOLDINGS, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended September		For the Three Months Ended September
	30,		30,
	2008	2007	2008	2007

Revenues	$576,350	$121,772	$83,644	$42,912

Operating Costs and Expenses
Marketing and Advertising	99,118	46,603	6,717	11,742
Consulting Fees	381,442	248,167	131,000	205,667
Consulting Fees - Related Party	-	28,500	-	-
Rent	-	16,752	-	8,307
Professional Fees	183,822	115,818	47,937	42,439
Travel and Entertainment	68,882	18,873	-	10,576
Office	23,302	22,686	(1,237)	9,056
Other General and Administrative Expenses, including
$216,150 and $1,247,566 of Stock-Based Compensation
for the Nine Months Ended September 30, 2008 and 2007, and
$76,000 and $0 for the Three Months Ended September 30
2008 and 2007, respectively	456,530	1,592,264	128,919	1,179,819
Depreciation and Amortization	14,904	66,938	4,968	22,313

Total Operating Expenses	1,228,000	2,156,601	318,304	1,489,919

Loss from Operations	(651,650)	(2,034,829)	(234,660)	(1,447,007)

Interest Expense, Net	149,965	1,224,156	39,954	172,421

Net Loss	$(801,615)	$(3,258,985)	$(274,614)	$(1,619,428)

Net Loss per common share:
Basic and diluted	$(0.01)	$(0.07)	$(0.00)	$(0.03)

Weighted average number of shares outstanding	61,420,277	44,962,520	63,535,833	49,284,916

See Notes to the Consolidated Financial Statements

F–2

SLM HOLDINGS, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2008	59,285,833	$5,929	$15,229,550	$(16,393,510)	$(1,158,031)
Issuance of Common Stock in connection
with Financing	25,000	2	3,748		3,750
Issuance of Common Stock in connection
with Conversion	2,550,000	255	180,578		180,833
Issuance of Common Stock in connection
with Services	2,275,000	228	221,922		222,150

Net Loss				(801,615)	(801,615)
Balance at September 30, 2008	64,135,833	$6,414	$15,635,798	$(17,195,125)	$(1,552,913)

See Notes to the Consolidated Financial Statements

F–3

SLM HOLDINGS, INC. and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	2008	2007

Cash Flows from Operating Activities:
Net Loss	$(801,615)	$(3,258,985)
Adjustments to Reconcile Net Loss to
Net Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	14,904	66,938
Issuance of Stock Based Compensation	216,150	1,247,566
Issuance of Common Stock for Interest	3,750	1,084,661
Issuance of Note Payable for Services	50,000	-
Issuance of Convertible Note Payable for Services	55,000	-
Changes in assets and liabilities:
Accounts Receivable	12,936	(27,625)
Prepaid Expenses	1,770	(45,145)
Employee Advances	-	(300)
Security Deposits	-	2,333
Accounts Payable and Accrued Expenses	168,020	242,459
Deferred Revenue	21,500	-
Deferred Compensation	271,750	135,395

Net Cash Provided By (Used In) Operating Activities	14,165	(552,703)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock, Net of Costs	-	12,500
Proceeds from Issuance of Common Stock for Exercise of Warrant	-	13,500
Payments to Equipment Loan Payable	(5,493)	(7,619)
Repayments of Notes Payable	(52,000)	(47,252)
Proceeds from Convertible Notes	25,000	558,500

Net Cash (Used In) Provided By Financing Activities	(32,493)	529,629

Decrease in Cash and Cash Equivalents	(18,328)	(23,074)
Cash and Cash Equivalents - Beginning of Period	19,459	40,228
CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,131	$17,154

Schedule of Non-Cash Financing Activities:
Issuance of Common Stock in connection with Conversion
of Convertible Notes and Related Interest	$180,833	$1,448,306
Issuance of Common Stock in connection with Financing	3,750	-
Issuance of Common Stock in connection with Services	222,150	-
Issuance of Common Stock in connection with
Asset Purchase Agreement	-	1,050,000

See Notes to the Consolidated Financial Statements

F–4

SLM HOLDINGS, INC.
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

Note 1 - Nature of the Business

Sales Lead Management, Inc. (“SLM”) was incorporated as a New York corporation on May 10, 2001. SLM has developed software tools and data files which are provided via an application service provider (“ASP”) model to a variety of sales professionals throughout the country. SLM’s technology allows the users to access The Broker’s e-Vantage (“TBEV”) system, a prospect management and lead fulfillment solution for financial professionals. SLM has devoted substantially all its efforts to raising capital.

The accompanying unaudited condensed consolidated financial statements of SLM have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31,2007, and the notes thereto included in the Company's Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission on April 15, 2008. Results of consolidated operations for the interim periods are not necessarily indicative of a full year's operating results.

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

F–5

SLM HOLDINGS, INC.
Notes to Consolidated Financial Statements (cont’d)
September 30, 2008 and 2007

Note 3 - Summary of Significant Accounting Policies (continued)

Impairment of Goodwill

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill is completed at year end, the results at December 31, 2007 resulted in no impairment losses.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces SFAS 141, “Business Combinations”. SFAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. The application of this statement is not expected to have a material effect on the Company’s results of operations or financial position.

F–6

SLM HOLDINGS, INC.
Notes to Consolidated Financial Statements (cont’d)
September 30, 2008 and 2007

Note 3 - Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, and clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. The application of this statement is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133”. This Statement requires enhanced disclosure about an entity’s derivative and hedging activities. The effective date for this Statement is for financial statements issued for fiscal year and interim periods beginning after November 15, 2008. The application of this statement is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB N0.60. The Statement requires that an insurance enterprise recognize a claim liability prior to an event of default, when the evidence that credit deterioration has occurred in an insured financial obligation. This Statement is effective for fiscal years beginning after December 15, 2008, and interim periods within the fiscal year. The application of this statement is not expected to have a material effect on the Company’s results of operations or financial position.

Loss Per Common Share

Basic loss per share is computed as net loss available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt. For the three months and nine months ended September 30, 2008 and 2007, 11,984,745 and 20,257,834, respectively, of options, warrants and convertible debt were excluded from the diluted loss per share computation, as their effect would be anti-dilutive.

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

At September 30, 2008, the Company had net operating loss carryforwards of approximately $6,210,000, which expire through 2027. Pursuant to Section 382 of the Internal Revenue Code regarding substantial changes in ownership, utilization of these losses may be limited. Based on this and the fact that the Company has generated operating losses through September 30, 2008, the deferred tax asset of approximately $2,318,000 has been offset by a valuation allowance of $2,318,000.

F–7

SLM HOLDINGS, INC.
Notes to Consolidated Financial Statements (cont’d)
September 30, 2008 and 2007

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

The fair value of options at date of grant in 2008 and 2007 was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

	2008	2007
Expected life (years)	5	5
Risk free interest rate	2.98%	4.23%
Volatility	0	0
Dividends	0	0

The weighted average fair value of each option at date of grant using the Black-Scholes fair value based method during 2007 was estimated at $.07. There were no options issued in 2008.

F–8

SLM HOLDINGS, INC.
Notes to Consolidated Financial Statements (cont’d)
September 30, 2008 and 2007

Note 3 - Summary of Significant Accounting Policies (continued)

Accounting For Stock-Based Compensation (continued)

The following table represents our stock options granted, exercised, and forfeited during the nine month periods ended September 30, 2008 and 2007:

		Weighted Average	Weighted Average	Aggregate
	Number	Exercise Price	Remaining	Intrinsic
Stock Options	of Options	Per Option	Contractual Term	Value
Outstanding at
January 1, 2007	4,685,000	$.33	3.8	$180,500
Granted	220,000.40		10.0
Outstanding at
September 30, 2007	4,905,000	$.33	7.3	$180,500

Outstanding at
January 1, 2008	1,565,416	$.39	5.9	$9,000

Outstanding at
September 30, 2008	1,565,416	$.39	5.6	$9,000

Note 4 - Stockholders’ Deficiency

Warrants

The following table summarizes the Company’s activity as it relates to its warrants for the nine months ended September 30, 2008:

		Weighted Average
	Shares	Exercise Price

Balance outstanding at January 1, 2008	7,412,181.31
Issued	360,415.27

Balance outstanding at September 30, 2008	7,772,596.31

The following is additional information with respect to the Company’s warrants as of September 30, 2008.

		Weighted Average		Weighted
	Number	Remaining Years of	Number	Average
Range of Exercise	Outstanding	Contractual Life	Exercisable	Exercise Price

$0.00 - $.02	200,000	1.00	200,000	$.02
02 -.20	6,203,096	3.00	6,203,096.12
40 -.50	286,000	5.00	286,000.48
1.00	773,500	1.00	773,500	1.00
2.50	310,000	2.00	310,000	2.50

$0.00 – 2.50	7,772,596	3.00	7,772,596	$.31

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

General

SLM Holdings, Inc. (the “Company, “we,” “our,” or “us”), a Delaware corporation, was formed on June 8, 2004 when a name change was effected from Southwest Mortgage Corp., which was incorporated on October 24, 2002 in the State of Delaware (“Southwest”). Southwest was the surviving company from the Nortex Refrigerated Trucking bankruptcy proceedings.

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

For the three months ended September 30, 2008

Results of Operations.

Revenues. We generated revenue of $83,644 for the three months ended September 30, 2008, as compared to $42,912 for the three months ended September 30, 2007. The increase in revenues from that three month period in 2008 to 2007 was primarily due to increase in marketing, which has generated more revenue.

Operating Expenses. For the three months ended September 30, 2008, our total operating expenses were $318,304, as compared to total operating expenses of $1,489,919 for the three months ended September 30, 2007. The decrease in total operating expenses was due primarily to the decrease in stock-based compensation of approximately $1,100,000, as well as a decrease in consulting fees of approximately $75,000.

For the Nine months ended September 30, 2008

Results of Operations.

Revenues. We generated revenue of $576,350 for the nine months ended September 30, 2008, as compared to $121,772 for the nine months ended September 30, 2007. The increase in revenues from 2008 to 2007 was primarily due to increase in marketing, which has generated more revenue.

Operating Expenses. For the nine months ended September 30, 2008, our total operating expenses were $1,228,000, as compared to total operating expenses of $2,156,601 for the nine months ended September 30, 2007. The decrease in total operating expenses was due primarily to the decrease in stock-based compensation of approximately $1,040,000.

Liquidity and Capital Resources. We had cash of $1,131 and accounts receivable of $10,466 as of September 30, 2008, together with $6,000 of prepaid expenses making our total current assets $17,597.

To date we have funded our operations primarily from multiple sales of the private placement of our securities to accredited investors, loans from accredited investors including a Board advisor and an Institutional placement of a senior loan with the Aegis New York State Venture Capital Fund. Our Executive Chairman has also loaned the Company $100,000. We have raised approximately $5,050,000 to date.

To date, we have incurred substantial losses, and will require financing for working capital to meet our operating obligations. We anticipate that we will require financing on an ongoing basis for possibly the last quarter of 2008 and the first quarter of 2009, which we will seek. There can be no assurance that such financing will be available. We intend to seek to raise up to $5,000,000 in additional funding through the private issuance of common stock or through the private issuance of notes. The net proceeds from the offering will be used to pay down any non-converted Notes including Aegis Capital and leave the Company in excess of $3,000,000 of net proceeds to operate and grow sales and earnings for the next twenty-four months. SLM may also utilize the funds along with its shares to acquire several other possible private software companies that management has identified to have compelling synergies to SLM and our product line. We have not entered into any agreements with any entity or banker for such financing and there can be no assurance that we will be able to do so.

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

Off Balance Sheet Reports

The Company had no off balance sheet transactions during the nine months ended September 30, 2008.

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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based on the Chief Executive and Financial Officer’s evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, he has concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2008. Our Chief Executive Officer and Chief Financial Officer has concluded that we have a material weaknesses in our internal control over financial reporting as of September 30, 2008.

A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within our company have been detected. These inherent limitations include the reality that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. The design of any control system is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified a material weakness in its period-end financial reporting process relating to the conversion of convertible notes payable. As a result of human error, the conversion letters, which were executed prior to period end, were not accounted for in this quarter’s closing process. This control deficiency resulted in an adjustment to our September 30, 2008 financial statements and could have resulted in an understatement of equity and an overstatement in the convertible notes payable and accrued interest of $110,000, if not detected and prevented.

As described below under the heading “Changes in Internal Controls Over Financial Reporting,” we have taken a number of steps designed to improve our accounting and recording of these transactions.

Changes in Internal Control Over Financial Reporting – Except as described below, there have been no changes in our internal control over financial reporting since September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation - In response to the material weakness identified above, we continue the process of initiating additional review procedures to reduce the likelihood of future human error and improving communication between officers. We have implemented new procedures and checklists for signing and recording any contracts or conversions.

We believe the above remediation steps will provide us with the infrastructure and processes necessary to accurately prepare our financial statements on a quarterly basis. We will continue to implement these remedial steps to ensure operating effectiveness of the improved internal controls over financial reporting.

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

Date: November 14, 2008